Form 10QSB
VECTOR ENVIRONMENTAL TECHNOLOGIES INC
filed 1996-05-20
CIK 918997

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                      _________________
                         FORM 10-QSB

[  X  ]   Quarterly report under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996


                             OR

[     ]   Transition report under section 13 or 15 (d) of
          the Exchange Act



               Commission File Number 0-23402

           VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
     (Exact name of registrant as specified in Charter)


                          DELAWARE
       (State or other jurisdiction of incorporation)


                         11-2863244
              (IRS Employer Identification No.)

                 1335 Greg Street, Unit #104
                    Sparks, Nevada 89431
                       (702) 331-5524
 (Address and Telephone Number of Principal Executive Offices)


     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  [  X  ]  No  [     ].

As of May 15, 1996, 12,444,766 shares of the issuer's common stock were outstanding.

     This report contains 9 pages.  There are no exhibits.

           VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                         FORM 10-QSB
                            INDEX

                                                       Page
PART I.   Financial Information:                        No.

Condensed Consolidated Balance Sheet  - March 31,1996     3

Condensed Consolidated Statements of Operations -
 Three Months And Six Months ended March 31, 1996
 and 1995                                                 4

Condensed Consolidated Statements of Cash Flows -
 Six Months ended March 31,1996 and 1995                  5

Notes to Condensed Consolidated Financial Statements      6

Management's Discussion and Analysis or Plan of
 Operation                                                7

PART II.  Other Information:

Item 6 - Exhibits and Reports on Form 8-K                 9

Signatures                                                9





















           VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
            Condensed Consolidated Balance Sheet
                       March 31, 1996
                         (Unaudited)

                           Assets

Current Assets:
     Cash and cash equivalents                $ 1,998,796
     Accounts receivable, net                     174,552
     Inventories                                  899,561
     Prepaid expenses and other assets            140,313
          Total Current Assets                  3,213,222

Equipment and Improvements, net                   654,869

Other Assets                                      103,144

          Total Assets                        $ 3,971,235

            Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable and accrued liabilities   $ 441,948

Due To Related Parties, net                       180,998

Stockholders' Equity:
5% Cumulative convertiblepreferred stock,
  $.00001 par value; 10,000,000 shares
  authorized; 4,000,000 shares issued and
  outstanding; liquidation preference
 $4,137,500                                           40
Common stock, $.005 par value; 25,000,000
  shares authorized; 12,444,766 shares
  issued and outstanding                          62,224
Additional paid-in capital                    16,249,250
Accumulated deficit                        (  12,972,735)
Foreign currency translation adjustment            9,510
       Total Stockholders' Equity              3,348,289
          Total Liabilities and
             Stockholders' Equity            $ 3,971,235
See accompanying notes to condensed, consolidated financial statements

          VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
       Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended March 31, 1996 and 1995
                         (Unaudited)

                    For the Six Months   For the Three Months
                      Ended March 31,      Ended March 31,
                     1996         1995         1996       1995

Sales              $ 554,279  $   395,795   $ 313,500  $ 289,888
Cost of Goods Sold   409,278      446,820     182,098    366,407
Gross Profit (Loss)  145,001     ( 51,025)    131,402   ( 76,519)

Costs and Expenses:
 Selling, general
  and administrative
  expense          1,590,367    1,129,906     716,217    462,504
 Depreciation and
  amortization        25,154       14,099      14,772     10,499
 Research and
  development        135,703      305,708      33,305    101,441
                   1,751,224    1,449,713     764,294    574,444
Loss From
 Operations       (1,606,223)  (1,500,738)  ( 632,892) ( 650,963)

Interest and Other
 Income               77,335          988      21,077        492

Loss from Continuing
 Operations       (1,528,888)  (1,499,750)  ( 611,815) ( 650,471)
Gain from
 Discontinued
 Operations               -        32,429           -    109,783
Net Loss         $(1,528,888) $(1,467,321)$( 611,815) $( 540,688)

Loss Per Common Share:
Net loss from
 continuing
 operations      $(1,528,888) $(1,499,750)$( 611,815) $( 650,471)
Less:  undeclared
 dividends on
 cumulative
 preferred stock  (  100,000)           -  (  50,000)          -
Net loss from
 continuing
 operations
 applicable to
 common shares   $(1,628,888) $(1,499,750)$( 661,815) $( 650,471)
Loss per common
 share from
 continuing
 operations      $      (.13) $      (.14)$     (.05) $     (.06)
Gain per common
 share from
 discontinued
 operations                -          .01          -         .01
Net Loss Per
 Common Share    $      (.13) $      (.13)$      (.05) $    (.05)
Weighted Average
 Common Shares
 Outstanding       12,444,766   10,864,067  12,444,766 10,937,850

See accompanying notes to condensed, consolidated financial statements.

           VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
       Condensed Consolidated Statements of Cash Flows
      For the Six Months Ended March 31, 1996 and 1995
                         (Unaudited)


                                         1996         1995

Cash flows from operating activities $(2,312,176) $( 787,083)

Cash flows from investing activities  (  523,735)  (       -)

Cash flows from financing activities   4,375,000     765,722

Net increase (decrease) in cash
 and cash equivalents                 1,539,089    (  21,361)

Cash and cash equivalents,
beginning of period                     459,707       28,405

Cash and cash equivalents, end of
 period                               $1,998,796   $   7,044


Disclosure of Accounting Policy:

For purposes of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.




















See accompanying notes to condensed, consolidated financial statements.

           VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments (which are of a normal, recurring nature) necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by Vector Environmental Technologies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information not misleading. The results for the interim period are not necessarily indicative of the results that will be realized for the fiscal year.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's September 30, 1995 Form 10-KSB. The Form 10-KSB should be read in conjunction with this quarterly report.

2.   NOTES RECEIVABLE

At March 31, 1996, the Company has notes receivable from an officer of the Company, and a director of an associated company arising from the purchase of the Company's stock in the amount of $75,000 each. These notes are demand notes bearing interest at a rate of 6% per annum. Such notes have been offset against additional paid-in capital.

3.   PREFERRED STOCK

The Company's Series A preferred stock may be converted at the option of the holder to common stock on a one-for-one basis (subject to adjustment pursuant to certain common stock transactions), has a $.05 per share cumulative dividend rate, and has a liquidation preference equal to $1.00 per share plus all unpaid dividends. Undeclared dividends totaled $137,500 at March 31, 1996. Holders of a share of Series A preferred stock are entitled to the equivalent of four (4) common share votes.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Six Months Ended March 31, 1996 Compared to the Six Months
Ended March 31, 1995

Revenues for the six months ended March 31, 1996, were $554,279 compared to $395,795 for the six months ended March 31, 1995. The $154,484 increase was due to an increase in sales of water purification systems, principally in Vietnam. Gross profit for the six months ended March 31, 1996 was 26% compared to a loss for the six months ended March 31, 1995. The improvement in gross profit is due to lower component costs for water purification systems.

Costs and expenses were $1,751,224 for the six months ended March 31, 1996, compared to $1,449,713 for the six months ended March 31, 1995, an increase of $301,511. Compensation and benefits increased $144,638 for the six month period ended March 31, 1996 compared to the six month period ended March 31, 1995 due to increased staff levels primarily related to the Company's operations in Vietnam. Expenses related to professional services, primarily legal, audit and marketing increased by $315,823 in the six month period ended March 31, 1996 compared to the six month period ended March 31, 1995. Depreciation expense increased a total of $11,055 in the six month period ended March 31, 1996 compared to the six months ended March 31, 1995. These increases were offset by a decrease in research and development related expenses of $170,005.

Other  income  was  $77,335 for the six month  period  ended
March 31, 1996, compared to $988 for the six months ended March 31, 1995, an increase of $76,347. This increase was due to interest income earned on short term investments made by the Company.

Three Months Ended March 31, 1996 Compared to the Three
Months Ended March 31, 1995

Revenues for the three months ended March 31, 1996 were $313,500 compared to $289,888 for the three months ended
March 31, 1995. The $23,612 increase is due to an increase in sales of water purification equipment

Costs and expenses were $764,294 for the three months ended March 31, 1996 compared to $574,444 for the three months ended March 31, 1995, an increase of $189,850. Compensation and benefits increased $96,901 for the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995 due to increased staff levels primarily related to the Company's operations in Vietnam. Expenses related to professional services, primarily legal, audit and marketing increased by $156,812 in the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995. Depreciation expense increased $4,273 in the three months ended March 31, 1996 compared to the prior year three month period. These increases were offset by a decrease in research and development related expenses of $68,136.

Other income was $21,077 for the three month period ended March 31, 1996, compared to $492 for the three months ended March 31, 1995, an increase of $20,585. This increase was due to interest income earned on short term investments made by the Company.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 1996, the Company's working capital was $2,771,274, including $1,998,796 in cash and cash equivalents. The Company has active sales and marketing programs underway in various countries, primarily Vietnam, India, the U.A.E. and Africa. In addition, the Company has begun an extensive sales and marketing program in North America.

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures related to the development of various markets for the Company's water purification technologies. The Company will use current cash and cash equivalents to fund the on-going projects in the short term and anticipates that it will be able to secure additional debt and/or equity financing, to fund longer term projects. As evidence of the Company's ability to secure debt and/or equity financing in the fiscal year ended September 30, 1995 the Company received $3,700,000, net of commissions and other expenses related to the transaction, from the issuance of stock in various exempt private transactions and $2,000,000 from the sale of preferred stock to Casmyn Corp., a related party.

Net Cash Used in Operating Activities. Net cash used in operating activities was $2,312,176 for the six months ended March 31, 1996 compared to $787,083 for the six months ended March 31, 1995. The increase in the net cash used in operations in fiscal 1996 was due principally to the increase in the net loss because of expenses related to development of the Company's water purification systems.

Net Cash Used in Investing Activities. Net cash used in investing activities was $523,735 for the six months ended March 31, 1996 compared to $0 for the six months ended March 31, 1995. The increase in net cash used in investing activities was due to the purchase of equipment and improvements, primarily related to a water bottling plant under construction in Vietnam.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $4,375,000 for the six months ended March 31, 1996 compared to $765,722 for the six months ended March 31, 1995. The increase is due to the Company collecting subscriptions receivable of $4,375,000 from private placements of common and preferred stock of the Company.

The Company is organized with a relatively small, highly trained staff and anticipates that the overall staff level will remain low in the foreseeable future. The Company utilizes third parties to perform research, technical, manufacturing and assembly services for its products. The Company believes that these arrangements will not require a significant investment by the Company in either personnel or facilities.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

          None

B.   Forms 8-K

          None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                      Vector Environmental Technologies, Inc.

                                  /s/ Dennis E. Welling
May 17, 1996                  By_____________________________
                                Dennis E. Welling, Controller