Form 10QSB
period 1996-06-30
VECTOR ENVIRONMENTAL TECHNOLOGIES INC
filed 1996-08-22
CIK 918997

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                 FORM 10-QSB




[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED            JUNE 30, 1996
                                          -------------
OR

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

As of August 15, 1996, 12,444,766 shares of the issuer's common stock were outstanding.

     This report contains 10 pages.  There are no exhibits.

                   VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                                 FORM 10-QSB
                                    INDEX




                                                                     Page
PART I.  Financial Information:                                       No.
                                                                     ---


         Condensed Consolidated Balance Sheet  - June 30, 1996        3

         Condensed Consolidated Statements of Operations - Three
           Months and Nine Months ended June 30, 1996 and 1995        4

         Condensed Consolidated Statements of Cash Flows - Nine
           Months ended June 30,1996 and 1995                         5

         Notes to Condensed Consolidated Financial Statements         6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        7


PART II. Other Information:


         Item 6 - Exhibits and Reports on Form 8-K                   10

         Signatures

                   VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1996
                                 (UNAUDITED)

                                    ASSETS

CURRENT ASSETS:


     Cash and cash equivalents                      $  441,103
     Accounts receivable, net                          167,541
     Inventories                                     1,280,842
     Prepaid expenses and other assets                  80,920
          Total Current Assets                       1,970,406
                                                    ----------

EQUIPMENT AND IMPROVEMENTS, NET                      1,013,663

OTHER ASSETS                                            72,650

          TOTAL ASSETS                              $3,056,719
                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ---------------------------------------------

CURRENT LIABILITIES:

     Accounts payable and accrued liabilities       $  501,236
                                                    ----------

DUE TO RELATED PARTIES, NET                            136,362
                                                    ----------

STOCKHOLDERS' EQUITY:
  5% Cumulative convertible preferred stock,
    $.00001 par value; 10,000,000 shares
    authorized;  4,000,000  shares  issued
    and outstanding; liquidation preference
    $4,187,500                                              40

  Common stock, $.005 par value; 25,000,000
    shares authorized; 12,444,766 shares issued
    and outstanding                                     62,224
  Additional paid-in capital                        16,249,250
  Accumulated deficit                             ( 13,901,903)
  Foreign currency translation adjustment                9,510
                                                   -----------
       Total Stockholders' Equity                    2,419,121
                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $3,056,719
                                                   ===========

  SEE ACCOMPANYING NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)

                                    FOR THE NINE MONTHS     FOR THE THREE MONTHS
                                       ENDED JUNE 30,          ENDED JUNE 30,
                                     1996        1995         1996        1995
                              --------------------------------------------------

SALES                           $  692,782  $  286,619  $   138,503  $   95,540
COST OF GOODS SOLD                 471,091     367,192       61,813     122,397
                                 ---------   ---------   ----------   ---------
GROSS PROFIT (LOSS)                221,691  (   80,573)      76,690   (  26,857)
                                 ---------   ---------   ----------   ---------

COSTS AND EXPENSES:
 Selling, general and
   administrative expense        2,552,912   2,208,502      962,545     552,126
 Depreciation and amortization      60,498      24,204       35,344       8,068
 Research and development          179,578     138,790       43,875      46,263
                                 ---------   ---------    ---------   ---------
                                 2,792,988   2,371,496    1,041,764     606,457
                                 ---------   ---------    ---------   ---------
  LOSS FROM OPERATIONS          (2,571,297) (2,452,069)  (  965,074)  ( 633,314)
                                 ---------   ---------    ---------   ---------

INTEREST AND OTHER
 INCOME (EXPENSE)                  113,241  (   96,604)      35,906   (  32,201)
                                 ---------   ---------    ---------   ---------
LOSS FROM CONTINUING OPERATIONS (2,458,056) (2,548,673)  (  929,168)  ( 665,515)

GAIN FROM DISCONTINUED OPERATIONS        -      32,429            -           -
                                 ---------   ---------    ---------   ---------
NET LOSS                       $(2,458,056)$(2,516,244) $(  929,168) $( 665,515)
                                 =========   =========    =========   =========


LOSS PER COMMON SHARE:
 Net loss from continuing
   operations                  $(2,458,056)$(2,548,673) $(  929,168) $( 665,515)
 Less:  undeclared dividends on
   cumulative preferred stock   (  150,000)          -   (   50,000)          -
                                ----------   ---------    ---------   ---------
 Net loss from continuing
   operations applicable to
   common shares               $(2,608,056) (2,548,673) $(  979,168) $( 665,515)
                                ==========   =========    =========    ========
 Loss per common share
   from continuing operations  $      (.21) $     (.23) $      (.08) $     (.06)
 Gain per common share from
   discontinued operations               -           -            -           -
                                ----------   ---------    ---------    --------

NET LOSS PER COMMON SHARE      $      (.21) $     (.23)  $     (.08)  $    (.06)
                                ==========   =========    =========    ========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING            12,444,766  10,808,126   12,444,766   10,944,766

     SEE ACCOMPANYING NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)

                                                   1996            1995
                                                  ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES          $ ( 3,475,378)  $ (  1,913,475)
                                              --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES            (   918,226)          45,223
                                              --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES              4,375,000        1,079,470
                                              --------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS      (     18,604)   (     788,782)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      459,707          792,447
                                              --------------  ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $     441,103   $        3,665
                                              ==============  ===============


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

2.     NOTES RECEIVABLE

At June 30, 1996, the Company has notes receivable from an officer of the Company, and a director of an associated company arising from the purchase of the Company's stock in the amount of $75,000 each. These notes are demand notes bearing interest at a rate of 6% per annum. Such notes have been offset against additional paid-in capital.

3.     PREFERRED STOCK

The Company's Series A preferred stock may be converted at the option of the holder to common stock on a one-for-one basis (subject to adjustment pursuant to certain common stock transactions), has a $.05 per share cumulative dividend rate, and has a liquidation preference equal to $1.00 per share plus all unpaid dividends. Undeclared dividends totaled $187,500 at June 30, 1996.
 Holders of a share of Series A preferred stock are entitled to the equivalent of four (4) common share votes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

NINE  MONTHS  ENDED JUNE 30, 1996 COMPARED TO THE NINE MONTHS ENDED JUNE 30,
1995

Revenues for the nine months ended June 30, 1996, were $692,782 compared to $286,619 for the nine months ended June 30, 1995. The $406,163 increase was due to an increase in sales of water purification systems and bottled water, principally in Vietnam. Gross profit for the nine months ended June 30, 1996 was 32% compared to a loss for the nine months ended June 30, 1995. The improvement in gross profit is due to lower component costs for water purification systems.

Costs and expenses were $2,792,988 for the nine months ended June 30, 1996, compared to $2,371,496 for the nine months ended June 30, 1995, an increase of
$421,492.    Compensation  and  benefits increased $203,276 for the nine month period ended June 30, 1996 compared to the nine month period ended June 30, 1995 due to increased staff levels primarily related to the Company's operations in Vietnam. Expenses related to professional services, primarily legal, audit and marketing increased by $238,768 in the nine month period ended June 30, 1996 compared to the nine month period ended June 30, 1995. Other general and administrative expenses decreased $97,634 in the nine month period ended June 30, 1996 compared to 1995. Depreciation expense increased a total of $36,294 in the nine month period ended June 30, 1996 compared to the nine months ended June 30, 1995 due to an increase in fixed assets in the water bottling plant in Vietnam. Research and development related expenses of increased $40,788 in the nine month period ended June 30, 1996 compared to 1995 due to continued research on new water purification products.

Interest and other income was $113,241 for the nine month period ended June 30, 1996, compared other expense of $96,604 for the nine months ended June 30, 1995. The income in the nine month period ended June 30, 1996 was due to interest earned on short term investments made by the Company. The expense in the nine month period ended June 30, 1995 was due to the Company accruing interest expense on a loan payable to Casmyn Corp., this loan was exchanged for equity and not in place in the nine month period ended June 30, 1996.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

Revenues for the three months ended June 30, 1996 were $138,503 compared to $95,540 for the three months ended June 30, 1995. The $42,963 increase is due to an increase in sales of water purification equipment and sales of bottled water in the newly opened water bottling plant located in Vietnam.

Costs and expenses were $1,041,764 for the three months ended June 30, 1996 compared to $606,457 for the three months ended June 30, 1995, an increase of
$435,307.    Compensation and benefits increased $302,527, for the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995 due to increased staff levels primarily related to the Company's operations in Vietnam. Expenses related to professional services, primarily legal, audit and marketing increased by $107,892, in the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995. Depreciation expense increased $27,276 in the three months ended June 30, 1996 compared to the prior year three month period due to an increase in fixed assets in the water bottling plant in Vietnam. These increases were offset by a decrease in research and development related expenses of $2,388.

Interest and other income was $35,906 for the three month period ended June 30, 1996, compared to other expense of $32,201 for the three months ended June 30, 1995. This income in the three month period ended June 30, 1996 was due to interest earned on short term investments made by the Company.
The expense in the three month period ended June 30, 1995 was due to the Company accruing interest expense on a loan payable to Casmyn Corp., this loan was exchangedfor equity and not in place in the three month period ended June 30, 1996.


CAPITAL RESOURCES AND LIQUIDITY

At June 30, 1996, the Company's working capital was $1,469,170, including $441,103 in cash and cash equivalents. However, working capital also included $1,280,842 in inventory which resulted from the Company's plan to build inventory in anticipation of sales. The Company has active sales and marketing programs underway in various countries, primarily Vietnam, India,the U.A.E. and Africa. In addition, the Company has begun an extensive sales and marketing program in North America.

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures related to the development of various markets for the Company's water purification products and technologies. The Company will use current cash and cash equivalents to fund current operations and to fund on-going projects. The Company has obtained a commitment from Casmyn Corp., a related party, to fund up to $400,000 to support, through short-term loans, the Company's near term operations. It is management's opinion that this interim funding will be sufficient to provide necessary operating funds until the Company is able to convert its inventory to cash. Longer term projects will necessitate the Company identifying funding sources to support those projects. The Company is currently in discussions with a variety of debt and equity financing sources to help fund both current operations and future projects. The timing of future projects will depend significantly on the availability of such funding, however success of obtaining adequate funding is not assured.

As evidence of the Company's ability to secure debt and/or financing, in the fiscal year ended September 30, 1995, the Company received $3,700,000, net of commissions and other expenses related to the transactions, from the issuance of stock in various exempt private transactions and $2,000,000 from the sale of preferred stock to Casmyn Corp., a related party.

Net Cash Used in Operating Activities. Net cash used in operating activities was $3,475,378 for the nine months ended June 30, 1996 compared to $1,913,475 for the nine months ended June 30, 1995. The increase in the net cash used in operations in fiscal 1996 was due principally to the increase in the net loss
because  of    expenses  related  to  development  of  the  Company's  water purification systems.

Net Cash Used in (Provided by) Investing Activities. Net cash used in investing activities was $918,226 for the nine months ended June 30, 1996 compared to net cash provided by investing activities of $45,223 for the nine months ended June 30, 1995. The increase in net cash used in investing activities was due to the purchase of equipment and improvements, primarily related to a water bottling plant under construction in Vietnam.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $4,375,000 for the nine months ended June 30, 1996 compared to $1,079,470 for the nine months ended June 30, 1995. The increase is due to the Company collecting subscriptions receivable of $4,375,000 from private placements of common and preferred stock of the Company.

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



                                      Vector Environmental Technologies, Inc..


                                          /s/ Dennis E. Welling

August 22, 1996                       By _____________________________
                                         Dennis E. Welling, Controller