Form 10QSB/A
period 1996-06-30
VECTOR ENVIRONMENTAL TECHNOLOGIES INC
filed 1996-10-09
CIK 918997

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                AMENDMENT TO
                                 FORM 10-QSB




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




                                                                     Page
PART I.  Financial Information:                                       No.
                                                                     ---


         Condensed Consolidated Balance Sheet  - June 30, 1996        3

         Condensed Consolidated Statements of Operations - Three
           Months and Nine Months ended June 30, 1996 and 1995        4

         Condensed Consolidated Statements of Cash Flows - Nine
           Months ended June 30,1996 and 1995                         5

         Notes to Condensed Consolidated Financial Statements         6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        7


PART II. Other Information:


         Item 6 - Exhibits and Reports on Form 8-K                   10

         Signatures

         Financial Data Schedule                                     11

                   VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1996
                                 (UNAUDITED)

                                    ASSETS

CURRENT ASSETS:


     Cash and cash equivalents                      $  441,103
     Accounts receivable, net                          167,541
     Inventories                                     1,280,842
     Prepaid expenses and other assets                  80,920
                                                    ----------
          Total Current Assets                       1,970,406
                                                    ----------

EQUIPMENT AND IMPROVEMENTS, NET                      1,013,663

OTHER ASSETS                                            72,650
                                                    ----------
          TOTAL ASSETS                              $3,056,719
                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

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
                                                   ===========

     See accompanying notes to condensed, consolidated financial statements
</TABLE)

VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)


                                 FOR THE NINE MONTHS     FOR THE THREE MONTHS
                                    ENDED JUNE 30,          ENDED JUNE 30,
                                  1996        1995         1996        1995
                         ------------------------------------------------------

SALES                         $  692,782  $  286,619  $   138,503  $   95,540
COST OF GOODS SOLD               471,091     367,192       61,813     122,397
                               ---------   ---------   ----------   ---------
GROSS PROFIT (LOSS)              221,691  (   80,573)      76,690   (  26,857)
                               ---------   ---------   ----------   ---------

COSTS AND EXPENSES:
 Selling, general and
   administrative expense      2,552,912   2,208,502      962,545     552,126
 Depreciation and amortization    60,498      24,204       35,344       8,068
 Research and development        179,578     138,790       43,875      46,263
                               ---------   ---------    ---------   ---------
                               2,792,988   2,371,496    1,041,764     606,457
                               ---------   ---------    ---------   ---------
LOSS FROM OPERATIONS          (2,571,297) (2,452,069)  (  965,074)  ( 633,314)
                               ---------   ---------    ---------   ---------

INTEREST AND OTHER
 INCOME (EXPENSE)                113,241  (   96,604)      35,906   (  32,201)
                               ---------   ---------    ---------   ---------
LOSS FROM CONTINUING
 OPERATIONS                   (2,458,056) (2,548,673)  (  929,168)  ( 665,515)

GAIN FROM DISCONTINUED
 OPERATIONS                            -      32,429            -           -
                               ---------   ---------    ---------   ---------
NET LOSS                     $(2,458,056)$(2,516,244) $(  929,168) $( 665,515)
                               =========   =========    =========   =========


LOSS PER COMMON SHARE:
 Net loss from continuing
   operations                $(2,458,056)$(2,548,673) $(  929,168) $( 665,515)
 Less:  undeclared dividends
   on cumulative
   preferred stock            (  150,000)          -   (   50,000)          -
                              ----------   ---------    ---------   ---------
 Net loss from continuing
   operations applicable to
   common shares             $(2,608,056) (2,548,673) $(  979,168) $( 665,515)
                              ==========   =========    =========    ========
 Loss per common share
   from continuing operations $     (.21) $     (.23) $      (.08) $     (.06)
 Gain per common share from
   discontinued operations             -           -            -           -
                              ----------   ---------    ---------    --------

NET LOSS PER COMMON SHARE    $      (.21) $     (.23)  $     (.08)  $    (.06)
                              ==========   =========    =========    ========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING          12,444,766  10,808,126   12,444,766   10,944,766
                              ==========  ==========   ==========   ==========

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



                                      Vector Environmental Technologies, Inc..


                                          /s/ Dennis E. Welling

October 8, 1996                       By _____________________________
                                         Dennis E. Welling, Controller