Form 10KSB40
period 1996-09-30
VECTOR ENVIRONMENTAL TECHNOLOGIES INC
filed 1997-02-03
CIK 918997

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM .............. TO................
                         COMMISSION FILE NUMBER 0-23402

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           11-2863244
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                              Identification no.)

1335 GREG STREET, UNIT 104, SPARKS, NEVADA                       89431
(Address of principal executive offices)                       (Zip Code)


        Company's telephone number, including area code: (702) 331-5524

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF CLASS:     COMMON STOCK, $0.005 PAR VALUE
---------------     ------------------------------

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenue for its most current fiscal year:  $1,017,071

The aggregate market value of the common stock held by non-affiliates of the registrant as of January 21, 1997 was approximately $8,994,000 (9,776,000 shares at $.92 per share).

As of January 21, 1997 there were 18,035,966 shares of common stock outstanding, par value $.005 per share.

                   Documents Incorporated By Reference: None

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS
         -----------------------

The discussions contained in this 10-KSB contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents the Company's expectations or beliefs concerning future events, including the ability of the Company to secure additional debt and/or equity financing to fund future expansion and operations. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: political and economic instability in international markets; the effect of economic conditions; the effect of regulatory and governmental actions; fluctuations in prices, exchange rates, tariffs and other barriers.

HISTORY OF THE COMPANY
----------------------

Vector Environmental Technologies, Inc. ("VETI" or the "Company", which term shall include, unless the context so requires, its subsidiaries). was originally incorporated under the laws of the State of Delaware on April 3, 1987, as Arnex Investment Group, Ltd.

On August 24, 1993, Amyn Dahya acquired approximately 72%, or 640,000 shares, of the issued and outstanding common stock of the Company from an unrelated company. At that time, Mr. Dahya was elected President and Chief Executive Officer of the Company. On August 3, 1993, the name of the Company was changed to Vector Environmental Technologies, Inc.

The Company operates through the following active subsidiaries:

                                    JURISDICTION OF
        ENTITY                      ORGANIZATION          BUSINESS PURPOSE
        ------                      ---------------       ----------------
Vector Vietnam, Ltd. "VVL"            Vietnam             Holds and manages Vietnamese operations
Vector Venture Corp. "VVC"            Canada              Holds certain technologies and licenses
Vector India                          Nevada              Business development in India
Vector Environmental Technologies     India               Hold and manage Indian operations
 (India) Private Limited
Vector Manufacturing Corp.            Nevada              Provides purchasing and manufacturing services
STOX Systems, Inc.                    Canada              Holds certain technologies
Vector Water Technologies             U.A.E.              Business development in the United Arab Emirates

CGL Technologies, Inc.                  Nevada             Research and development water purification
Alpine Water Purification, Inc.         Colorado           Holds patent on water purification cartridge

Other than VVC, all of the above named corporations are wholly owned by the Company. The Company owns approximately 95% of the outstanding shares of VVC .

BUSINESS - GENERAL
------------------

The Company's principal business is to develop or acquire environmental technologies in the areas of water treatment, purification and depollution. VETI has organized its business activities in four areas, all related to the development and sale of water purification systems, safe water and related technologies: sales of personal and household water purification systems to retail and wholesale markets; the sale of purified water and water products through retail water stores; the development and operation of water bottling plants and related sales of bottled water; and the design, development and utilization of technologies to address water treatment facilities which will provide rural and semi-urban communities with a reliable supply of clean, safe water. A description of the Company's products follows:

The Company's Diamond Rain(TM) water purification systems are designed to purify water from rivers, lakes and other sources using a combination of filtration, adsorption and microbial destruction processes to produce safe and healthy drinking water, with technical and economic efficiency that is required for conditions which exist in developing nations. The MCV process, used in selected Diamond Rain(TM) systems, was the recipient of the NASA Invention of the Year and Commercial Invention of the Year Awards in April, 1994.

During 1996, the Company's primary market focus was in Vietnam. However, the Company is in the process of developing programs in other countries and regions including: India, Ghana, South Africa and North America.

In Vietnam, the Company is actively marketing the full range of its water related products and services.

In India, the Company is currently in negotiations with one of the largest manufacturers of home appliances in India, which has several thousand distribution outlets across India. The Company's products have passed the testing and certification requirements for distribution in India. The Company has formed a wholly owned subsidiary in India and expects to develop programs to begin marketing selected products and services during 1997.

CONSUMER AND INSTITUTIONAL PRODUCTS
-----------------------------------

The Company has developed a product line of personal and household water purification systems. In the North American market, the Company has developed a line of products that enhance the quality of water provided by their respective municipalities. In the international markets, the need for disinfection requires the use of additional technologies such as various resins and ozonization. The Company has used such technologies in the design of its product line. These products include water purification systems sold or leased to schools and hospitals in Vietnam, countertop and under counter systems, and plastic sports water bottles that contain taste enhancing filtration systems which are also marketed by the Company in North America. The Company anticipates that marketing efforts for the North American products will continue. The Company, however, plans to de-emphasize the international sale and leasing of consumer and institutional products during 1997 due to marginal profitability and the Company's desire to concentrate on its more profitable water bottling and community water products described below.

BULK WATER SYSTEMS AND SALES
----------------------------

The Company currently sells purified water and water products through company and third party operator owned retail water stores in Vietnam. This product line uses the Company's water purification equipment and technologies to purify water sold through stores on a point of sale basis. The purified water is dispensed in containers provided by either the Company or the consumer. Under this product category, the Company has installed Diamond Rain(TM) water purification systems under a contract with Vietnam Airlines at the Hanoi Noi Bai International Airport. These systems supply purified water to all of Vietnam Airlines' local and international flights as well as for use within the airport terminal.

BOTTLED WATER
-------------

The Company's strategy in this product line is to utilize its technologies to establish bottling plants in close proximity to target markets. The Company's Diamond Rain(TM) technology enables purification of water from municipal sources rather than requiring a pristine natural water source from a remote location necessitating excessive transportation requirements. Plants will be operated both by the Company and under license by the Company.

During 1996, the Company installed and commissioned its first bottling plant utilizing Diamond Rain(TM) water purification systems in the Nam Ha Province of Vietnam. This plant has an initial annual capacity of 6 million liters per year. The capacity of the plant can be increased, on a modular basis, up to 16 million liters per year to meet increases in demand.

The Company is presently studying opportunities for additional water bottling plants and distribution of bottled water in Vietnam and is considering other countries and markets where it determines its bottling plant concept is appropriate. Identifying owner operators and/or distribution partners with access to markets and access to financing are the critical factors to the success of this product line.

COMMUNITY WATER SYSTEMS
-----------------------

The primary product in the Community Water System product line is the Company's Hi-Rate(TM) system. These systems are designed to meet the needs of small to medium sized communities and can supply safe water to populations of up to 100,000 persons. Systems are modular in design and configured to meet specific site and operating requirements. They can also be installed quickly and modified to meet changes in input water quality and increased demand as communities grow. The systems utilize a number of technologies depending on input water quality including a variety of filtration and media options, alternative tank configurations and a range of control options.

During fiscal 1996, the Company installed its first Hi-Rate(TM) system in Huong Son, a Vietnamese community of approximately 10,000 people. The Huong Son installation serves as the first in a series of systems planned to be installed during fiscal 1997. The Company has received letters of intent along with cash deposits from various Vietnamese communities for the purchase and installation of water treatment facilities. Should these installations take place, it will be the responsibility of the community to operate and maintain the systems on a day to day basis, while the Company will provide periodic maintenance and repair services under a separate maintenance contract. The Community Water Program in Vietnam will serve as the model for the Company's future expansion into additional countries.

The Company intends to concentrate its efforts on this product line in the Vietnamese market during fiscal 1997. Success of the program however, depends upon the Company being able to implement a financing program that is supported by acceptable bank guarantees. This financing program anticipates VETI's ability to finance between 40% and 60% of the capital cost of the program through international financial sources. However, there is no assurance that such funds will be available in the amounts necessary or under acceptable terms.

See Notes to Consolidated Financial Statements for information regarding the Company's operations by geographic region.

OTHER TRANSACTIONS
------------------

On June 19, 1995, the Company completed the acquisition of 8,670,618 shares of VVC common stock (approximately 95%) through the issuance of the same number of shares of Company common stock. VVC is related to the Company through the existence of certain common officers, directors and significant stockholders. Accordingly, the investment in VVC was accounted for as a combination of entities under common control, which is a method similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements include assets and liabilities of VVC at their historical cost and operations of VVC for all periods presented.

During 1995, Casmyn Corp. ("Casmyn"), a company related through certain common officers, directors and significant stockholders acquired a controlling interest in the Company through the purchase of 3,000,000 of the Company's convertible preferred shares, in exchange for approximately $2,400,000 in liabilities owing to Casmyn. On September 29, 1995, Casmyn purchased an additional 1,000,000 preferred shares of the Company at $2.00 per share. On September 30, 1996, Casmyn elected to convert its preferred shares into common shares of the Company, resulting in Casmyn owning approximately 24.3% of the Company.

During the fourth quarter of 1996, the Company issued 1,532,700 of its restricted common shares to Casmyn in exchange for 425,750 shares of Auromar Development Corporation ("Auromar") common stock. Also, during the fourth quarter of 1996, Casmyn exchanged 425,750 shares of Auromar Development Corporation common stock for 1,532,700 shares of the Company's restricted common stock, resulting in Casmyn increasing its percentage ownership in the Company to approximately 31.2%. The Company recorded these shares at a value of $1,532,700 or $1.00 per share. This value reflects a discount from the price at which VETI common shares were trading on the NASD Bulletin Board on the date of the transaction. These shares were subsequently exchanged for 163,750 common shares of Casmyn resulting from the merger of Casmyn and Auromar. The current market value of the Casmyn shares trading on the NASD Bulletin Board approximates the carrying value of those shares.

INDUSTRY OVERVIEW AND CERTAIN FACTORS RELATING TO THE COMPANY'S PROPERTIES
--------------------------------------------------------------------------

Marketing
---------

The Company's marketing strategy for water purification systems is to utilize exclusive agreements with individuals, corporations, or organizations which management believes provide contacts and expertise necessary to penetrate target markets. Initial market focus has been directed primarily to developing nations where the need for purified drinking water is most critical and where the Company's technology and its commitment to developing the infrastructure necessary to assure long term water quality has an advantage over competitive systems.

Competition
-----------

With the exception of large infrastructure projects involving municipal systems for large cities, competition relating to water treatment equipment and services in developing countries is weak and fragmented with most competitors offering only a limited capacity in terms of technology and product diversification. The Company maintains a product line which utilizes a wide variety of technologies with a strategy of matching the right product utilizing the most effective technology to meet consumer needs. All of the Company's products are competitively priced in all of its target markets.

Purchasing and Principal Suppliers
----------------------------------

The raw materials used in the Company's products include primarily filters, filter housings, treatment media, treatment chemicals, tanks, control systems, valves and various other plumbing supplies. Most of these components are of a standard nature and widely available.

The Company maintains relationships with several principal suppliers and subcontractors due to quality considerations and in order to avail itself of volume pricing. No supplier is currently considered a sole source. Alternative suppliers with acceptable technology and quality have been identified for all critical components.

Patents, Copyrights and Licenses
--------------------------------

The Company holds a patent relating to the design of one of its countertop water purification cartridges.

Technologies relating to water purification and treatment and hazardous material storage, while proprietary, are based on know how and trade secrets and are not generally patented. The Company does not intend to patent these technologies due to the nature of the technologies and the level of public disclosure involved in the patent process.

Need for Additional Financing
-----------------------------

To fully develop markets for its products, the Company will require substantial additional financing, there is no assurance that the Company will be able to secure such financing on acceptable terms.

Certain Tax Considerations
--------------------------

The Company is predominantly invested in foreign subsidiaries. Those subsidiaries are subjected to taxes imposed on them in the foreign jurisdictions in which they operate and in which they are organized. Further, their income is subject to US federal and state income taxes when distributed, deemed distributed or otherwise attributed to, the Company, which is a US corporation. Complex US tax rules apply for purposes of determining the calculation of those US taxes, the availability of a credit for any foreign taxes imposed on the foreign subsidiaries or the Company and the timing of the imposition of US tax.

Normally, all foreign income earned by a US multinational Company eventually will be subject to US tax. Income earned by a foreign branch of a US company is taxable currently in the United States, and income earned by a foreign subsidiary could be subject to US tax either in the year distributed to the US as a dividend or in the year earned by means of Subpart F, foreign personal holding company or other federal tax rules requiring current recognition of certain income earned by foreign subsidiaries.

Income earned in foreign countries often is subject to foreign income taxes. In order to relieve double taxation, the US federal tax law generally allows US corporations a credit against their US tax liability in the year the foreign earnings become subject to US tax in the amount of the foreign taxes paid on those earnings. The credit is limited, however, under complex limitation rules, to, in general, the US (pre-credit) tax imposed on the US corporation's foreign source income. Further, complex rules exist for allocating and apportioning interest, research and development expenses and certain other expense deductions between US and foreign sources. Limiting provisions of the source rules decrease the amount of foreign source income many US multinationals can generate. Reduced foreign source income results in a smaller foreign tax credit limitation, as the limitation is based on the ratio of foreign source net income to total net income.

These rules can prevent US multinationals from crediting all of the foreign taxes they pay. To the extent that foreign taxes are not creditable, foreign source income bears a tax burden higher than the US tax rate.

General Political Risks
-----------------------

The Company is actively engaged in business activities in Vietnam and anticipates conducting business in various other countries in the future. The political situation in these countries introduces a certain degree of risk. The governments exercise control over licensing, importing and exporting, which may impact on the Company's ability to carry out its business activities.

Government Approval/Regulations
-------------------------------

The operations of the Company are not subject to specific governmental approval or regulation. The products of the Company are, however, significantly impacted by environmental, health and import/export related government regulations and programs. In many instances these regulations and programs provide strength to the Company's marketing efforts. The Diamond Rain(TM) water purification systems help rural communities in developing countries, as well as others, meet World Health Organization and governmental standards for drinking water quality. Anticipated costs relating to government approval regulation, other than those encountered in the normal course of business, are considered minimal.

Research and Development
------------------------

The Company is committed to ongoing research and development. The nature of environmental issues provides a constant supply of challenges and opportunities for technology based solutions. The Company spent $675,891, $185,053 and $484,520 on research and development activities during fiscal years ended September 30, 1996, 1995 and 1994, respectively. During the past year, the Company devoted substantially all of its research and development efforts toward the review and development of water purification systems and technologies. While a broad line of water purification systems has been developed, continued research and development in this area is ongoing. This research is expected to produce additional product offerings, address new problem areas, reduce the capital cost and maintenance of equipment and improve efficiency. Research and development is conducted or coordinated in part through contracts with Casmyn.

Casmyn employs qualified scientists and engineers experienced in the fields of environmental protection, water purification, treatment of effluents from mineral processing operations, and pollution control of water. Casmyn provides research and development services to the Company to develop commercial applications for water purification technologies. In addition, Casmyn provides technical staff to the Company as required. Casmyn bills the Company for these at rates approximating cost recovery.

ITEM 2:  DESCRIPTION OF PROPERTY
         -----------------------

Nam Ha, Vietnam, Bottling Plant
-------------------------------

VVL's bottling plant is located on approximately 0.5 acres, in the city of Nam Dinh, in the Nam Ha province of Vietnam which is approximately 180 kilometers south of the capital city of Hanoi. The building, a 7,800 square foot masonry structure, houses the plant which was completed in April 1996. A 4,000 gallon underground tank serves as a buffer for the plant's feed water. Various smaller buildings are located on the property that house support equipment and supplies. These facilities are under a lease agreement at a cost of approximately $6,900 per year expiring in 2014.

The bottling and office activities are contained in a climate controlled area which is partitioned from warehouse operations. The bottling area is approximately 1,800 square feet and contains all process equipment for filling operations. Included in this area are Diamond Rain(TM) filtration and purification equipment, purified water storage tanks, a bottle rinser and the bottle fill line. The portion of the line where bottles are filled and capped is further segregated into a "clean room." In this critical area, filtered air is injected to maintain a positive air pressure so as to prevent contamination of the finished product.

The plant is equipped with a laboratory where trained quality assurance personnel monitor water quality. In the lab, various tests are conducted including tests for microbiological contamination. Water samples and testing records are also maintained in this area. Another portion of the warehouse contains blow molding operations.

Other
-----

The Company headquarters are located in Sparks, Nevada in office space leased by Casmyn. These operations occupy a portion of a 6,500 square foot unit which includes office and laboratory facilities which are shared with Casmyn. The Company reimburses Casmyn approximately $2,300 per month for a portion of the monthly rent. These facilities are adequate for the current level of operations and sufficient office and laboratory space is conveniently located to support future growth.

VVL occupies office space in Ho Chi Minh City under a lease at an approximate cost of $5,000 per month. This facility includes offices, temporary living quarters and product show rooms. VVL also operates five retail water stores in Ho Chi Minh City and Ha Noi.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation, whether pending or threatened, to which it is or may become a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is publicly traded in the over-the-counter market and is listed on the Bulletin Board maintained by members of the National Association of Securities Dealers, Inc. under the symbol "VETI". For the six fiscal quarters prior to April 1994, there was no established public trading market for the Company's common stock. The following table sets forth the range of approximate high and low bid quotations since March 31, 1994, which represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. The prices are based upon information obtained from the National Daily Quotation Service published by the National Daily Quotation Bureau, Inc.

   ---------------------------------------------------------------
                                              High           Low
   ---------------------------------------------------------------
   Quarter from April 1, 1994                $ 6.00         $ 2.75
   to June 30, 1994
   ---------------------------------------------------------------
   Quarter from July 1, 1994                 $2.375         $ 2.09
   to September 30, 1994
   ---------------------------------------------------------------
   Quarter from October 1, 1994              $ 3.25         $ 2.00
   to December 31, 1994
   ---------------------------------------------------------------
   Quarter from January 1, 1995              $ 2.39         $ 1.25
   to March 31, 1995
   ---------------------------------------------------------------
   Quarter from April 1, 1995                $ 2.50         $ 1.00
   to June 30, 1995
   ---------------------------------------------------------------
   Quarter from July 1, 1995                 $ 3.00         $1.625
   to September 30, 1995
   ---------------------------------------------------------------
   Quarter from October 1, 1995              $ 3.50         $ 1.94
   to December 31, 1995
   ---------------------------------------------------------------
   Quarter from January 1, 1996              $ 2.50         $ 1.69
   to March 31, 1996
   ---------------------------------------------------------------
   Quarter from April 1, 1996                $ 2.75         $ 1.44
   to June 30, 1996
   ---------------------------------------------------------------
   Quarter from July 1, 1996                 $ 1.88         $ 1.13
   to September 30, 1996
   ---------------------------------------------------------------

On January 21, 1997, the closing bid quotation for the Company's common stock was $.92 per share. However, there is no assurance that a market in the Company's securities will continue. As of September 30, 1996, there were 503 shareholders of record of the Company's common stock (including brokerage firms and/or other nominees who may hold shares for multiple investors).

Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available subject to the dividend and liquidation rights of any preferred stock that may be issued.

The Company has never paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future. Rather, the Company has determined to utilize any earnings in the expansion of its business. Such policy is subject to change, based on current industry and market conditions, as well as other factors beyond the control of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the years ended September 30, 1996, 1995 and 1994, the Company operated in one business segment, water purification systems ("water purification"). See
Note 2 of Notes to the Consolidated Financial Statements.

Due to the operating losses of the Company or the availability of net operating loss carryforwards, there were no provisions for income taxes recorded in the consolidated financial statements for the years ended September 30, 1996, 1995 and 1994.

Results of Operations
---------------------

Year Ended September 30, 1996 Compared to the Year Ended September 30, 1995

Sales for the year ended September 30, 1996 were $1,017,071 compared to $382,158 for the year ended September 30, 1995. The $634,913 increase was due to higher sales volume of water purification products in Vietnam ($195,659) and the United Arab Emirates ($215,564), and sales of bottled water in Vietnam from the Company's water bottling plant ($261,658) which commenced operations in June 1996. These amounts were offset by lower sales volume in North America of water purification products in 1996 compared to 1995 ($37,968). The gross profit for the year ended September 30, 1996 was $160,521 (approximately 16%) compared to a loss of $107,471 in the period ended September 30, 1995. The gross loss in the fiscal year ended September 30, 1995 was due mainly to writing off obsolete water purification inventory items.

Costs and expenses were $4,252,238 for the year ended September 30, 1996, compared to $3,161,994 for the year ended September 30, 1995, an increase of $1,090,244. Selling, general and administrative expenses increased $495,589 to $3,440,258. Compensation and benefits increased $343,525 for the year ended September 30, 1996 compared to the year ended September 30, 1995 due primarily to higher staff levels primarily in Vietnam staff and support personnel. Advertising and marketing costs increased $24,341 for the year ended September 30, 1996 compared to the year ended September 30, 1995 due principally to increased costs relating to development of the Company's new water purification product line which was introduced in North American market in the current fiscal year. Travel related expenses increased by $191,331 in the fiscal year ended September 30, 1996 as compared to the year ended September 30, 1995 due to market development activities in India, and travel to Vietnam and the United Arab Emirates required for on-going business in those countries. Other general and administrative expenses decreased $63,608 for the year ended September 30, 1996 compared to the year ended September 30, 1995 due primarily to decreased professional and consulting expenses. Research and development expenses for the year ended September 30, 1996 were $675,891 compared to $185,053 for the year ended September 30, 1995 and increase of $490,838 due to increased research, product design, testing and product certification costs relating to the Company's new North American product line which was introduced in the current fiscal year, the commissioning of the Vietnam bottling plant and the Huong Son Community water system. Depreciation expense increased $103,817 for the year ended September 30, 1996 due to increased fixed assets in the Company's water bottling plant in Vietnam.

Other income was $129,371 in the year ended September 30, 1996 compared to other expense of $128,805 in the year ended September 30, 1995, due mainly to the Company receiving interest income on investments in the current year and lower interest expense on amounts due to Casmyn Corp. in fiscal 1996 compared to 1995.

Year Ended September 30, 1995 Compared to the Year Ended September 30, 1994

Sales for the year ended September 30, 1995 were $382,158 compared to $566,331 for the year ended September 30, 1994. The $184,173 decrease was due to lower sales volume on water purification products resulting from sales efforts being directed to market analysis, new product design and testing, thereby reducing sales volume. The gross loss for the year ended September 30, 1995 was $107,431 compared to a gross loss of $36,347 for the year ended September 30, 1994. The increased loss was due mainly to writing off obsolete water purification inventory items.

Costs and expenses were $3,161,994 for the year ended September 30, 1995, compared to $4,065,702 for the year ended September 30, 1994, a decrease of $903,708. Selling, general and administrative expenses increased $130,790 to $2,944,669. Compensation and benefits increased $467,642 for the year ended September 30, 1995, compared to the year ended September 30, 1994, due primarily to higher staff levels in the U.S. and Vietnam and to the Company recording $99,500 in compensation expense related to the granting of non-qualified stock options. Advertising and marketing costs decreased $117,766 for the year ended September 30, 1995 compared to the year ended September 30, 1994 due to a lower level of advertising expense being incurred as efforts were being directed at new product design and testing. Other general and administrative expenses decreased $219,086 for the year ended September 30, 1995 compared to the year ended September 30, 1994 due primarily to decreased professional and consulting expenses. Research and development expenses for the year ended September 30, 1995 were $185,053 compared to $484,520 for the year ended September 30, 1994 due to fewer basic research projects related to the development of water purification technologies. The increase in costs and expenses in 1995 was offset by a write down of assets of $758,059 because no such transaction occurred in 1995.

Other income decreased by $157,327 in the fiscal year ended September 30, 1995, compared to the fiscal year ended September 30, 1994, due mainly to interest accrued on the note payable to Casmyn Corp.

The Company discontinued its metal fabrication business segment in fiscal 1995 recognizing a loss from discontinued operations in the year ended September 30, 1995 of $77,354 compared to a loss of $643,767 for the year ended September 30, 1994. A gain of $109,783 was recognized on the disposal of certain metal fabrication equipment during 1995.

Capital Resources and Liquidity
-------------------------------

At September 30, 1996, the Company had negative working capital of $13,818, including $327,553 in cash and and restricted investments. In addition, the Company received cash of $4,375,000 in October 1995 which was classified as stock subscriptions receivable at September 30, 1995. The Company has continued its sales and marketing programs in Vietnam, the United Arab Emirates and North America.

During the year ended September 30, 1995, the Company completed private placements of 500,000 common shares and 1,000,000 units for total net proceeds of $3,375,000 (including $2,375,000 in subscriptions receivable collected in October 1995). There were also 221,210 shares issued in connection with the exercise of VVC warrants for net proceeds of $325,660 during the year ended September 30, 1995. In addition, the Company issued 4,000,000 preferred shares in exchange for $2,378,475 in debt owing to Casmyn and net cash of $2,000,000 (included in subscriptions receivable collected in October 1995).

The following is a discussion of the principal sources and uses of cash and cash equivalents for the Company in fiscal 1996.

Net Cash Used in Operating Activities. Net cash used in operating activities was $4,109,494 in 1996 compared to $2,015,209 in 1995. The increase in the net cash used in operations in 1995 was due principally to the increase in inventory levels and accounts receivable related to Vietnam and North American sales activities and the net loss due to increased costs and expenses relating to sales of water purification systems as discussed above. Net cash used in operating activities was $3,294.475 for the year ended September 30, 1994, due primarily to net losses related to sales of water purification systems.

Net Cash Provided by (Used in) Investing Activities. During 1996, the Company used $916,160 net cash in investing activities compared to net cash provided by investing activities of $100,999 in the fiscal year ended September 30, 1995. The $1,107,159 increase in cash used in investing activities was mainly due to an increase in the purchase of property and equipment ($577,847) and an increase in restricted investments ($250,000). In 1995 the Company received $191,709 from the sale of assets, there were no similar sales in the year ended September 30, 1996. In 1994, investments in and advances to affiliate of $508,343 and purchase of equipment and improvements and increase in other assets of $151,944, offset by proceeds from the sale of assets of $2,000 accounted for cash used in investing activities of $657,687.

Net Cash Provided by Financing Activities. As discussed above, during 1996 the Company received $4,375,000 from the issuance of preferred and common stock in private placements. In addition, the Company received $235,000 from borrowings under a line of credit and $33,500 from the exercise of stock options. These activities resulted in net cash provided by financing activities of $4,643,500 in the year ended September 30, 1996. During 1995, the Company received $1,325,660 from the issuance of common stock of the Company and VVC in private placements. During 1994 the Company received $3,080,820 from the issuance of common stock of the Company and VVC, $1,100,000 from the proceeds of a note payable to Casmyn, offset by repurchase of treasury stock of $55,000, resulting in net cash provided by financing activities of $4,125,820.

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures on development of various markets for VETI's water purification technologies, particularily in the United States and Vietnam. The Company will use proceeds from private placements of its common and preferred stock to fund the on-going projects in the short term and anticipates that it will be able to secure a debt financing source to fund longer term projects. As evidence of the Company's ability to secure debt and/or equity financing, on September 11, 1995, in an exempt private transaction the Company sold 500,000 shares of its restricted common stock for $1,000,000. On September 29, 1995, in an exempt private transaction the Company sold 1,000,000 units to Societe Generale for $2,375,000 ($2.50 per share, net of an investment banking fee of $125,000). Each unit including one common share and one-half warrant to purchase an additional 500,000 shares of common stock at $3.00 per share. Also on September 29, 1995, in an exempt private transaction the Company sold 1,000,000 shares of preferred stock to Casmyn for $2,000,000. The Company used the proceeds from the private placements to fund production and marketing activities as well as for general corporate purposes.

The Company is currently in a negative cash flow position and is funding current operations through a combination of collection of accounts receivable from sale of inventory and interest bearing loans from Casmyn Corp. The Company is currently discussing potential debt and/or equity financing opportunities with an investment banking firm. The Company is also discussing financing programs with several banks to fund the Community Water Program discussed above. There is no assurance, however, that such funds will be available in the future in amounts, or on terms, acceptable to the Company.

The Company is organized with a relatively small, highly trained management and professional staff and anticipates that the overall staff level will remain low in the foreseeable future. The Company utilizes research, technical and management services provided by Casmyn to develop commercial applications for water purification technologies. Casmyn bills the Company for these services at rates approximating cost recovery. Casmyn billed the Company $285,730, 223,677 and $930,093 for these services for the years ended September 30, 1996, 1995 and 1994, respectively. The Company believes that this arrangement will not require a significant investment by the Company in either personnel or facilities.

ITEM 7.      FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

                                                                        Page
                                                                        ----
      Independent Auditors' Report....................................   16

      Consolidated Balance Sheets as of September 30, 1996 and 1995...   17

      Consolidated Statements of Operations for the Years Ended
      September 30, 1996, 1995 and 1994...............................   18

      Consolidated Statements of Stockholders' Equity (Deficiency)
      for the Years Ended September 30, 1996, 1995 and 1994...........   19

      Consolidated Statements of Cash Flows for the Years
      Ended September 30, 1996, 1995 and 1994.........................   20

      Notes to the Consolidated Financial Statements..................   21


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Vector Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Vector Environmental Technologies, Inc. and subsidiaries (collectively, the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vector Environmental Technologies, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Reno, Nevada
December 21, 1996

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                                          1996                1995
---------------------------------------------------------------------------------------------------------
                         ASSETS
                         ------
CURRENT ASSETS:
  Cash and cash equivalents                                            $     77,553     $    459,707
  Restricted investments                                                    250,000                -
  Stock subscriptions receivable                                                  -        4,375,000
  Accounts receivable                                                       232,802           17,452
  Inventories                                                             2,026,141          312,069
  Other assets                                                               58,962          102,652
                                                                       ------------     ------------
     Total current assets                                                 2,645,458        5,266,880
INVESTMENT IN AFFILIATES                                                  1,715,950                -
PROPERTY AND EQUIPMENT, NET                                                 674,157          141,689
OTHER ASSETS                                                                 42,243           77,890
                                                                       ------------     ------------
TOTAL ASSETS                                                           $  5,077,808     $  5,486,459
                                                                       ============     ============
---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                     $    437,977     $    228,202
  Accrued liabilities                                                       213,447          161,034
  Due to related parties, net                                             1,772,852          220,045
  Line of credit                                                            235,000                -
                                                                       ------------     ------------
     Total current liabilities                                            2,659,276          609,281
                                                                       ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  5% Cumulative convertible preferred stock, $.00001 par value;
     10,000,000 shares authorized; 0 and 4,000,000 shares
     issued and outstanding, liquidation preference
     $0 and $4,037,500                                                            -               40
  Common stock, $.005 par value; 25,000,000 shares
     authorized; 18,035,966 and 12,444,766 shares issued and
     outstanding                                                             90,180           62,224
  Additional paid-in capital                                             17,962,534       16,249,250
  Accumulated deficit                                                   (15,643,692)     (11,443,846)
  Foreign currency translation adjustment                                     9,510            9,510
                                                                       ------------     ------------
     Total stockholders' equity                                           2,418,532        4,877,178
                                                                       ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  5,077,808     $  5,486,459
                                                                       ============     ============

  The accompanying notes are an integral part of these consolidated financial statements

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

===============================================================================================================
                                                                    1996             1995             1994
---------------------------------------------------------------------------------------------------------------

  SALES                                                          $ 1,017,071      $   382,158     $   566,331
  COST OF GOODS SOLD                                                 856,550          489,589         602,678
                                                                 ----------------------------------------------
  GROSS PROFIT (LOSS)                                                160,521         (107,431)        (36,347)
                                                                 ----------------------------------------------

COSTS AND EXPENSES:
  Selling, general and administrative expense                      3,440,258        2,944,669       2,813,879
  Depreciation and amortization                                      136,089           32,272           9,244
  Research and development                                           675,891          185,053         484,520
  Write down of assets                                                     -                -         758,059
                                                                 ----------------------------------------------
     Total cost and expenses                                       4,252,238        3,161,994       4,065,702
                                                                 ----------------------------------------------

LOSS FROM OPERATIONS                                              (4,091,717)      (3,269,425)     (4,102,049)

OTHER INCOME (EXPENSE)                                               129,371         (128,805)         28,522
                                                                 ----------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                   (3,962,346)      (3,398,230)     (4,073,527)
                                                                 ----------------------------------------------
DISCONTINUED OPERATIONS:
  Loss from discontinued operations                                        -          (77,354)       (643,767)
  Gain on disposal of discontinued operations                              -          109,783               -
                                                                 ----------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                 -           32,429        (643,767)
                                                                -----------------------------------------------

NET LOSS                                                         $(3,962,346)     $(3,365,801)    $(4,717,294)
                                                                 ==============================================
---------------------------------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE:
  Net loss from continuing operations                            $(3,962,346)     $(3,398,230)    $(4,073,527)
  Dividends on cumulative preferred stock                           (200,000)         (37,500)              -
                                                                 ----------------------------------------------
  Net loss from continuing operations applicable to common
   shares                                                        $(4,162,346)     $(3,435,730)    $(4,073,527)
                                                                 ==============================================

  Loss per common share from continuing operations               $     (0.33)     $     (0.31)         $(0.41)
  Loss per common share from discontinued operations                       -                -           (0.06)
                                                                 ----------------------------------------------
NET LOSS PER COMMON SHARE                                        $     (0.33)     $     (0.31)         $(0.47)
                                                                 ==============================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        12,480,178       11,032,179      10,044,907
                                                                 ==============================================
---------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, and 1994

                                                                                                             Foreign       Total
                              Number      Number                                Additional                   Currency  Stockholders'
                            of Common  of Preferred    Common    Preferred       Paid-in      Accumulated   Translation   Equity
                              Shares      Shares       Stock      Stock          Capital        Deficit     Adjustment (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1993                        9,376,400           -      $46,882  $           -   $ 4,599,661   $ (3,360,751)   $(4,118) $ 1,281,674
                            --------------------------------------------------------------------------------------------------------

  VETI private placement       404,135           -        2,021              -     1,060,422              -          -    1,062,443
  VVC private placement        391,396           -        1,957              -     1,704,170              -          -    1,706,127
  VVC warrant exercise         166,625           -          833              -       311,417              -          -      312,250
  Issuance of shares for
   acquisition of assets       325,000           -        1,625              -       248,891              -          -      250,516
  Issuance of shares for
   services                    600,000           -        3,000              -         7,000              -          -       10,000
  Purchase of treasury shares (640,000)          -       (3,200)             -       (51,800)             -          -      (55,000)
  Foreign currency
    translation adjustment           -           -            -              -             -              -     12,842       12,842
Net loss                             -           -            -              -             -     (4,717,294)         -   (4,717,294)
                            --------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
  1994                      10,623,556           -       53,118              -     7,879,761     (8,078,045)     8,724     (136,442)
                            --------------------------------------------------------------------------------------------------------

  Private placement            500,000           -        2,500              -       997,500              -          -    1,000,000
  Private placement of
    units                    1,000,000           -        5,000              -     2,370,000              -          -    2,375,000
  Issuance of shares for
   services                    100,000           -          500              -       199,500              -          -      200,000
  Exercise of VVC warrants     221,210           -        1,106              -       324,554              -          -      325,660
  Issuance of compensatory
   stock options                     -           -            -              -        99,500              -          -       99,500
  Preferred stock:
     Issued for retirement
      of debt                        -   3,000,000            -             30     2,378,445              -          -    2,378,475
     Issued for cash                 -   1,000,000            -             10     1,999,990              -          -    2,000,000
  Foreign currency
   translation adjustment            -           -            -              -             -              -        786          786
Net loss                             -           -            -              -             -     (3,365,801)         -   (3,365,801)
                            --------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1995                       12,444,766   4,000,000       62,224             40    16,249,250    (11,443,846)     9,510    4,877,178
                            --------------------------------------------------------------------------------------------------------

  Issuance of shares for
   services                     25,000           -          125              -        24,875              -          -       25,000
  Exercise of stock options     33,500           -          167              -        33,333              -          -       33,500
  Conversion to common       4,000,000  (4,000,000)      20,000            (40)      (19,960)             -          -            -
  Shares issued in exchange
    for investment in
    affiliated company       1,532,700           -        7,664              -     1,525,036              -          -    1,532,700
  Collection of subscription
    receivable                       -           -            -              -       150,000              -          -      150,000
  Net loss                           -           -            -              -             -     (3,962,346)         -   (3,962,346)
  Dividend declared on
   convertible preferred
   stock                             -           -            -              -             -       (237,500)         -     (237,500)
                            --------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30,
 1996                       18,035,966           -      $90,180  $           -   $17,962,534   $(15,643,692)    $9,510  $ 2,418,532
                            ========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                        -------------------------------------------------------
                                                                                1996              1995               1994
                                                                        -------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                      $(3,962,346)     $(3,365,801)      $(4,717,294)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
 Depreciation and amortization                                                    136,089           35,022            41,971
 (Gain) loss on sale of assets                                                          -         (109,783)            2,617
 Write down of assets                                                                   -                -           758,059
 Other non-cash expense                                                            25,000          299,658            10,000
 (Increase) decrease in accounts receivable                                      (215,350)         110,334           (54,309)
 (Increase) decrease in inventories                                            (1,714,072)         140,460            58,349
 (Increase) decrease in prepaid expenses and other assets                          43,690          (74,043)          122,316
 Increase (decrease) in accounts payable and accrued liabilities                  262,188          (36,664)          189,262
 Increase in amounts due to related parties                                     1,315,307          985,608           294,554
                                                                        -------------------------------------------------------
   Net cash used in operating activities                                       (4,109,494)      (2,015,209)       (3,294,475)
                                                                        -------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment in affiliate                                              (33,250)               -                 -
 Proceeds from sale of assets                                                           -          191,709             2,000
 Increase in restricted investments                                              (250,000)               -                 -
 Investment in and advances to affiliate                                                -                -          (508,343)
 (Increase) decrease in other assets                                               35,647                -           (55,533)
 Purchase of property and equipment                                              (668,557)         (90,710)          (95,811)
                                                                        -------------------------------------------------------
   Net cash provided by (used in) investing activities                           (916,160)         100,999          (657,687)
                                                                        -------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                       2,375,000        1,000,000         1,062,443
 Issuance of preferred stock                                                    2,000,000                -                 -
 Issuance of VVC common stock                                                           -          325,660         2,018,377
 Issuance of common stock for exercise of stock options                            33,500                -                 -
 Proceeds from note payable to related party                                            -                -         1,100,000
 Purchase of treasury stock                                                             -                -           (55,000)
 Increase in line of credit                                                       235,000                -                 -
                                                                        -------------------------------------------------------
   Net cash provided by financing activities                                    4,643,500        1,325,660         4,125,820
                                                                        -------------------------------------------------------
Effect of exchange rate changes on cash and cash
 equivalents                                                                            -              786            12,842
                                                                        -------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (382,154)        (587,764)          186,500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    459,707        1,047,471           860,971
                                                                        -------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    77,553      $   459,707       $ 1,047,471
                                                                        =======================================================
CASH PAID FOR INTEREST                                                        $    41,037      $         -       $         -
                                                                        =======================================================

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of common stock for subscription receivable                         $         -      $ 2,375,000       $         -
 Issuance of preferred stock for repayment
   of debt to related party                                                             -        2,378,475                 -
 Issuance of preferred stock for subscriptions receivable                               -        2,000,000                 -
 Issuance of common stock for services                                             25,000          200,000            10,000
 Issuance of common stock to acquire assets                                             -                -           250,516
 Issuance of common stock for investment in affiliate                           1,532,700                -                 -
 Receipt of investment in affiliate for repayment of
  subscription receivable                                                         150,000                -                 -
 Increase in due to related party for dividends on preferred stock                237,500                -                 -
 Conversion of preferred stock to common stock                                     20,000                -                 -
-------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Vector Environmental Technologies, Inc. ("VETI" or the "Company") was incorporated in Delaware on April 3, 1987. The Company operates through its 95% owned subsidiary, Vector Venture Corp. ("VVC"), and various wholly owned subsidiaries: Vector Venture Corp. which holds certain technologies and licenses; Vector Manufacturing Corp. ("VMC") which provides purchasing and manufacturing services; Vector Vietnam, Ltd., which holds and manages Vietnamese operations; Alpine Water Purification, Inc., which markets consumer water treatment equipment; STOX Systems, Inc., which markets hazardous materials storage systems; CGL Technologies, Inc., which performs research and development of water purification technologies; Vector India which was formed to develop business in India; Vector Environmental Technologies (India) Private Limited which was formed to hold and manage business in India; and Vector Water Technologies which markets water purification systems in the United Arab Emirates.

On June 19, 1995, the Company completed the acquisition of 8,670,618 shares of VVC common stock (approximately 95%) through the issuance of the same number of shares of Company common stock. VVC is related to the Company through the existence of certain common officers, directors and significant stockholders. Therefore, the investment in VVC has been accounted for as a combination of entities under common control, which is a method similar to a pooling of interests. The accompanying consolidated financial statements include assets and liabilities of VVC at their historical cost and operations of VVC for all periods presented.

On June 29, 1995, VETI issued 3,000,000 5%, cumulative, convertible, voting preferred shares ("Preferred Shares") in exchange for approximately $2,400,000 in debts owed by VETI to Casmyn Corp. ("Casmyn"). On September 29, 1995, Casmyn purchased an additional 1,000,000 Preferred Shares of VETI preferred stock at $2.00 per share. VETI is related to Casmyn through the existence of certain officers, directors and significant stockholders. Each Preferred Share was convertible, at Casmyn's option, into one share of VETI common stock. The provisions of the Preferred Shares gave Casmyn effective voting control of VETI with a 56.25% voting majority. Effective September 30, 1996, Casmyn converted these Preferred Shares into common shares thereby relinquishing voting control over VETI. The conversion of the preferred shares into common shares resulted in Casmyn holding a 24.3% equity interest in the Company. During the fourth quarter of 1996, VETI issued 1,532,700 of its restricted common shares to Casmyn in exchange for 425,750 shares of Auromar Development Corporation ("Auromar") common stock, held as an investment by Casmyn, thereby increasing Casmyn's percentage ownership in the Company to approximately 31.2% at September 30, 1996.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of VETI and its wholly or majority owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

DISCONTINUED OPERATIONS

In 1995, VMC discontinued its metal fabrication business segment. The results of the metal fabrication segment have been reported separately as discontinued operations in the accompanying consolidated statements of operations for the years ended September 30, 1995 and 1994. Sales for the metal fabrication segment were $12,379 and $519,167 for the years ended September 30, 1995 and 1994, respectively. After discontinuing its metal fabrication segment, the Company has operated principally in one business segment, the development and sale of environmental technologies, principally water purification.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 1996 and 1995, bank balances held in excess of Federally insured limits were $99,217 and $267,895, respectively.

RESTRICTED INVESTMENTS

At September 30, 1996, the Company had $250,000 of cash invested in short term money market funds that represents collateral for outstanding borrowings under a line of credit (see Note 5). The investments are stated at cost which approximates market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over their estimated useful lives of three to seven years.

INVESTMENT IN AFFILIATES

The investment in affiliates consists principally of the Company's investment in the common stock of Casmyn Corp. Such common shares were acquired when the Auromar shares owned by the Company were exchanged for Casmyn common shares in the merger between Auromar and Casmyn. Other shares were obtained from collection of a $150,000 stock subscription receivable.

REVENUE RECOGNITION

Revenues from sale of water purification equipment are recognized when goods are shipped to customers.

INCOME (LOSS) PER SHARE

Income (loss) per common share is computed on the basis of the weighted average number of shares outstanding and common stock equivalents when dilutive.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Cost includes material, labor and manufacturing overhead costs. Inventories at September 30, were composed of the following:

                                1996        1995
                             ---------    --------
             Raw materials   $1,081,054   $ 77,989
             Finished Goods     945,087    234,080
                             ----------   --------
               Total         $2,026,141   $312,069
                             ==========   ========

FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in stockholders' equity.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 1995 and 1994 consolidated financial statements and notes have been reclassified to conform with the 1996 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes, based upon current information, that the carrying value of the Company's cash and cash equivalents, restricted investments, accounts receivable and accounts payable approximates fair value due to the short maturity of those instruments. The fair value of amounts due to related parties is not determinable because of the related party nature of the amounts. The Company estimates the fair value of its line of credit approximates its carrying value because interest rates on the line of credit approximate market rates.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in March 1995. This statement, effective for the Company's fiscal year ending September 30, 1997, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes the adoption of SFAS No. 121 will not have a significant effect on the financial position or results of operations of the Company.

The FASB issued SFAS No. 123 "Accounting for Awards of Stock-Based Compensation to Employees" in October, 1995. This statement, effective for the Company's fiscal year ending September 30, 1997, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Management's current intention is to continue to follow APB Opinion No. 25 and therefore believes that if SFAS No. 123 had been adopted at September 30, 1996, it would not have had a significant effect on the financial position or results of operations of the Company.

2.   BUSINESS SEGMENTS

The Company operates in one business segment, the development and sale of environmental technologies, principally water purification systems. The Company has operations based in North America, Asia and the Middle East. The table below presents information as to the Company's operations by geographic region.

                                                  Year ended         Year ended            Year ended
                                                 September 30,      September 30,         September 30,
                                                     1996               1995                  1994
                                                 ------------       -------------         -------------
SALES
  North America                                   $   198,565         $   236,533           $   566,331
  Asia                                                602,942             145,625                     -
  Middle East                                         215,564                   -                     -
                                                  -----------         -----------           -----------
     Total                                        $ 1,017,071         $   382,158           $   566,331
                                                  ===========         ===========           ===========
LOSS FROM OPERATIONS
  North America                                   $(2,897,854)        $(3,147,141)          $(4,043,123)
  Asia                                             (1,151,063)           (122,284)              (58,926)
  Middle East                                         (42,800)                  -                     -
                                                  -----------         -----------           -----------
     Total                                        $ 4,091,717         $(3,269,425)          $(4,102,049)
                                                  ===========         ===========           ===========
IDENTIFIABLE ASSETS
  North America                                   $ 3,062,382         $ 5,182,077           $ 1,891,853
  Asia                                              1,783,994             304,382                10,359
  Middle East                                         231,432                   -                     -
                                                  -----------         -----------           -----------
     Total                                        $ 5,077,808         $ 5,486,459           $ 1,902,212
                                                  ===========         ===========           ===========

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 1996:

                                                                   1996             1995
                                                                 --------         --------
                 Equipment                                       $797,694         $119,237
                 Leasehold improvements                            10,812           10,812
                                                                 --------         --------
                           Total                                  808,506          130,049
                 Accumulated depreciation and amortization       (134,349)         (40,817)
                                                                 --------         --------
                           Net property and equipment             674,157           89,232
                 Construction in progress                               -           52,457
                                                                 --------         --------
                 Total Property and Equipment                    $674,157         $141,689
                                                                 ========         ========

4.  RELATED PARTY TRANSACTIONS

The Company conducts business with various companies that are related through the existence of certain common officers, directors and significant stockholders. These related parties include Casmyn, Dahya Holdings, Inc. and Casmyn Research and Engineering, Ltd. ("CRE").

The Company utilizes research, technical and management services provided by Casmyn to develop commercial applications for water purification technologies. Casmyn bills the Company for these services at rates approximating cost recovery. Casmyn billed the Company $285,730, $223,677 and $930,093 for these services for the years ended September 30, 1996, 1995 and 1994.

The Company incurred interest expense to Casmyn of $39,536, $131,629 and $32,907 for the years ended September 30, 1996, 1995 and 1994 respectively.

As a result of these related party transactions, cash advances from and to the Company and other transactions, the Company had a net amount due to related parties at September 30, 1996 of $1,772,852, including $1,712,421 at September 30, 1996, due to Casmyn which bears interest at 9% per annum and is due one year from the date of the advance.

5.  LINE OF CREDIT

In June 1996, the Company entered into a $250,000 revolving credit agreement with a bank. Under the terms of the agreement, the interest rate on funds borrowed is determined based upon an index that varies with the bank's prime lending rate, 8.25% at September 30, 1996. Borrowings under the line of credit are collateralized by the Company's money market funds (restricted investments) which are invested with the banking institution. The amounts borrowed are due upon demand by the financial institution and require monthly payment of accrued interest.

6.  STOCKHOLDERS' EQUITY

COMMON STOCK

In October 1993, VVC issued 165,000 shares of its common stock for 100% of the issued and outstanding shares of P.E.R.M. Pelican Inc. ("PERM" see Note 8).

In January 1994, in connection with the private placement of 404,135 shares of common stock, the Company's Chief Executive Officer ("CEO") agreed with certain private investors to decrease his ownership of the Company's common stock. Accordingly, as an inducement for private investment in the Company, the Company acquired 640,000 shares of common stock from the CEO for $55,000, the price paid by the CEO.

On June 6, 1994, the Company exchanged 160,000 shares of its common stock for all the issued and outstanding capital stock of Alpine Water Purification, Inc. ("Alpine") in a transaction accounted for as a purchase. Alpine is involved in the design, development and marketing of technologically advanced household water purification systems internationally and holds a patent pending on a water disinfection device.

During the year ended September 30, 1995, the Company completed a private placement for 500,000 shares of common stock for net proceeds of $1,000,000. VVC issued 221,210 shares of common stock for the exercise of warrants for net proceeds of $325,660.

On September 29, 1995, the Company completed a private placement of 1,000,000 units for net proceeds of $2,375,000. Each unit consists of one common share of the Company plus one warrant; two warrants plus $3.00 will entitle the holder to purchase one share of the Company's common stock. All warrants expire on October 1, 1997. At September 30, 1995 these amounts were included in stock subscription receivable. The subscription receivable were collected subsequent to September 30, 1995.

During the fourth quarter of 1996, VETI issued 1,532,700 of its restricted common shares to Casmyn in exchange for 425,750 shares of Auromar Development Corporation ("Auromar") common stock. The Company recorded these shares at a value of $1,532,700 or $1.00 per share. This value reflects a discount from the price at which

VETI common shares were trading on the NASD Bulletin Board on the date of the transaction. This transaction along with the conversion by Casmyn of preferred stock (see below) resulted in Casmyn increasing its percentage ownership of the Company to approximately 31.2% at September 30, 1996.

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

On June 29, 1995, the Company sold a voting controlling interest to Casmyn, a company related through certain common officers, directors and significant stockholders through the issuance of 3,000,000 Series A preferred shares of the Company, in exchange for $2,378,475 in debts owed by the Company. On September 29, 1995, the Company sold Casmyn an additional 1,000,000 Series A preferred shares at $2.00 per share for net proceeds of $2,000,000. At September 30, 1995 the $2,000,000 was included in subscriptions receivable and was collected subsequent to September 30, 1995. At September 30, 1995, Casmyn had effective voting control of the Company with a 56.25% voting interest.

Pursuant to the terms of the preferred stock, effective September 30, 1996, Casmyn converted 4,000,000 shares of preferred stock into common stock of the Company. Upon conversion of preferred stock to common stock, preferred stock dividends in arrears payable to Casmyn were $237,500. The Company recorded the dividend and increased the amounts payable to Casmyn by $237,500 (see Note 4).

STOCK OPTIONS

During 1995, the Company adopted a qualified Incentive Stock Option Plan (ISOP) which provides that a maximum of 700,000 options to purchase the Company's common stock may be granted to officers, employees and advisors of the Company. Options granted under the ISOP are intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981 Act") as amended by the Tax Reform Act of 1986.

In 1995, options to purchase 606,000 shares of common stock were granted under the ISOP with an exercise price of $1.00 per share which represents the market price per share on the date of grant. In 1996, options to purchase 10,000 shares of common stock were granted under the ISOP with an exercise price of $1.00 per share which represents the market price per share on the date of the grant. All options granted are exercisable for a period of ten (10) years and vest over a three year period.

The Company also adopted a non-qualified Stock Option Plan (SOP), which grants options to purchase a maximum of 875,000 shares of the Company's common stock to officers, key employees and advisors of the Company. Options granted under the SOP are not intended to qualify as incentive stock options under the 1981 Act.

In 1995, options to purchase 480,000 shares of common stock at a price of $.01 to $3.00 per share were granted under the SOP. In 1996, options to purchase 25,000 shares of common stock at prices ranging from $1.00 to $2.00 per share were granted under the SOP. With the exception of 150,000 options that completely vested on the date of grant, the options vest on varying terms of periods up to three years. Certain of these options are compensatory in nature and resulted in total compensation expense of $99,500 during the year ended September 30, 1995. During the year ended September 30, 1996, 267,000 options were canceled.

Prior to September 30, 1994, the Company had granted options to purchase up to a total of 1,350,000 shares of its common stock. These options are not intended to qualify as incentive stock options under the 1981 Act. Included in these options are options to purchase up to 1,000,000 shares at $1.00 granted to the Chief Executive Officer of the Company, under an employment agreement. This agreement provides that 25% of such options were vested immediately with the remaining 75% to vest based on the achievement of defined sales goals.

A summary of stock option activity under Company plans follows:

                                           Number           Option Price
                                          of Shares          Per Share
                                          ---------         -------------
      Outstanding at September 30, 1994   1,350,000                 $1.00
      Granted (vested and non-vested)     1,086,000         $.01 to $3.00
      Canceled                                    0                     0
      Exercised                                   0                     0
                                          ---------         -------------
      Outstanding at September 30, 1995   2,436,000         $.01 to $3.00
      Granted (vested and non-vested)        35,000        $1.00 to $2.00
      Canceled                             (267,000)                $1.00
      Exercised                             (33,500)                $1.00
                                          ---------         -------------
      Balance at September 30, 1996       2,170,500         $.01 to $3.00
                                          =========         =============
      Exercisable at September 30, 1996   1,162,420         $.01 to $3.00
                                          =========         =============

7.  INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("FAS 109") during its fiscal year ended September 30, 1994. The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, FAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not. There was no cumulative effect of this accounting change at the time of adoption.

A reconciliation of the income tax benefit (provision) with amounts determined by applying the statutory U.S. Federal income tax rate to the consolidated income (loss) before income taxes is as follows for the year ended September 30:

                                                                 1996                      1995                    1994
                                                              -----------               -----------            -----------
     Tax benefit at U.S. statutory rate                       $ 1,390,000               $ 1,180,000            $ 1,650,000
     Operating losses with no current tax benefit              (1,390,000)               (1,180,000)            (1,650,000)
                                                              -----------               -----------            -----------
     Total                                                    $         -               $         -            $         -
                                                              ===========               ===========            ===========

The Company's deferred tax items as of September 30 are as follows:

                                                                   1996                    1995
                                                                ----------              -----------
DEFERRED TAX ASSETS:
Net operating loss carryforwards                                $ 3,051,000             $ 2,140,000

Other                                                                28,000                  10,000
                                                                -----------             -----------
Total deferred tax assets                                         3,079,000               2,150,000
Deferred tax liabilities                                                  -                       -
Valuation allowance                                              (3,079,000)             (2,150,000)
                                                                -----------             -----------
Net deferred tax assets                                         $         -             $         -
                                                                ===========             ===========

As of September 30, 1996 the Company has net domestic operating loss carryfowards for income tax purposes of approximately $8,700,000 expiring in years through 2011. These losses may not qualify for use under the current Internal Revenue Code due to tax rules concerning ownership changes. Because the future benefits of these loss carryforwards are not considered to be more likely than not, such benefits are fully offset by a valuation allowance.

8.  OPERATING LEASES

The Company has obligations under operating leases for offices and facilities. Minimum annual lease payments are as follows:

     1997             $ 170,458
     1998                85,842
     1999                 6,900
     2000                 6,900
     2001                 6,900
     Thereafter          89,700

Related rental expense was $156,857, $60,685 and $62,906 for the years ended September 30, 1996, 1995 and 1994, respectively.

9.  WRITE DOWN OF ASSETS

The Company through its subsidiary, VVC, sought to acquire PERM Pelican, Inc. ("PERM") under an agreement dated March 10, 1993, however VVC's relationship with the seller of PERM deteriorated to the point where VVC was unable to complete the acquisition. Consequently, on August 25, 1994 VVC commenced legal proceedings against PERM, the seller and certain principals of PERM. Due to the uncertainty regarding the ability of the Company to recover its investment in and advances to PERM, VETI wrote off $758,059 in the fiscal year ended September 30, 1994.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's independent accountant is Deloitte & Touche LLP, who has been the Company's independent public accountant since December 23, 1994. Effective December 23, 1994, the Company dismissed its prior certifying accountants, Albright, Persing & Associates, Ltd. The decision to change accountants was approved by the Company's Board of Directors.

None of the "reportable events" described in Item 304(a)(1)(ii) or (iv) occurred with respect to the Company within the last two fiscal years, or the subsequent interim period to date hereof.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

Certain information about the directors and executive officers of the Company is contained in the following table:

Name                     Age                 Position
----                     ---                 --------
Amyn S. Dahya             40                 Chief Executive Officer and Chairman of the Board

Sandro Kunzle             42                 Director

Mehdi C. Nimjee           48                 Director

Douglas C. Washburn       51                 Vice President, Treasurer and Secretary

Dennis E. Welling         50                 Controller

          All directors hold office until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

AMYN S. DAHYA. Mr. Dahya has extensive international experience in project development, engineering, joint ventures, and finance. Prior to joining the Company in 1993, he held senior positions with Davy McKee, an international engineering firm and in 1987 he founded Casmyn Group of Companies specializing in mineral and environmental engineering, which he has developed for the last nine (9) years. Mr. Dahya serves on the Board of Directors of several companies, including Casmyn Corp. Diamond Fontein International, Vector Venture Corp., and VETI where he also holds executive management positions.

SANDRO KUNZLE. Mr. Kunzle has over 23 years of international banking and finance experience. During his career, Mr. Kunzle has held senior positions with several Swiss banks and financial institutions. He currently holds the position of Managing Director of Witra Inc., an investment firm based in Switzerland. His expertise in international finance and venture capital adds significant experience to the Company's international business development efforts.

MEHDI C. NIMJEE. Mr. Nimjee brings to the Company twenty-one years of project management experience in the field of analytical chemistry and its applications to exploration, mining, agriculture, hazardous materials handling and the environment. He has also had experience in designing and setting up project specific laboratories internationally.

DOUGLAS C. WASHBURN. Mr. Washburn holds a MBA/CPA and brings twenty-four (24) years of financial management experience to the Company. Prior to joining the Company in 1993 he was a principal at Washburn Partners, a Financial Consulting firm, from 1990 to 1993. Between 1980 and 1990, he was Vice President and Controller of Armco Financial Corporation, a $1 billion multinational merchant bank and its successor Glenfed Financial Corporation. Through his background he brings to the Company expertise in areas of international finance, planning, taxation, accounting and management information systems.

DENNIS E. WELLING. Mr. Welling, a CPA, currently serves as Controller. He has twenty-four (24) years internal and external audit and controlling experience, including positions with Deloitte & Touche, Armco Steel Corporation and Glenfed Financial Corporation. He has significant management information systems experience in the mining, manufacturing and financial services sectors.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual remuneration during the fiscal year ended September 30, 1996, which was paid to or accrued for the account of each of the most highly compensated Executive Officers or directors of the Company whose total cash and cash equivalent remuneration exceeded $100,000. No compensation is currently paid to non-employee directors. The following includes compensation information relating to the Company.


                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation   Long Term Compensation
                                                                      VETI
                                                                   Securities
                                                                   Underlying
Name /                                                              Options              Other
Position                                   Year    Salary ($)         (#)                Comp.
-------------------------------------------------------------------------------------------------------
Amyn Dahya                                 1996    $150,000        1,000,000              -0-
 President, CEO and                        1995    $150,000        1,000,000              -0-
  Chairman of                              1994    $150,000        1,000,000              -0-
  the Board

No compensation is currently paid to non-employee directors.

All other executive officers of the Company listed above received a combined annual cash compensation of $100,000 for the fiscal year ended September 30, 1996. In addition, the Company pays a portion of each employee's health insurance premium.

The Company has entered in to a ten (10) year employment contract with Amyn Dahya. Pursuant to the terms of this agreement, Mr. Dahya will earn an annual base salary of $150,000, which increases by no less than 10% per year if such an increase is approved by the Board of Directors. Under this contract, Mr. Dahya receives reimbursement for business expenses and normal group benefits available to other of the Company's executives. This contract will also provide Mr. Dahya with the grant of 5 year non-qualified stock options to purchase shares of the Company's common stock at an exercise price of $1.00 per share pursuant to the following schedule:


      No. of Shares      Time of Vesting
      -------------      ---------------
        250,000           Immediately upon execution of the Employment Agreement

        250,000           When gross sales of the Company reach $2,500,000

        250,000           When gross sales of the Company reach $5,000,000

        250,000           When gross sales of the Company reach $7,500,000


With the exception of Amyn Dahya, there are no employment contracts, proposed termination of employment or change-in-control arrangements between Company and any of its directors or executive officers.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION/SAR VALUES

                                                                                            Value of Unexercised In-
                                                            Number of Securities               the-Money options
                                                           Underlying Unexercised              at Sept. 30, 1996
                                 Shares     Value        options at Sept. 30, 1996          Exercisable / Unexercisable
Name                            Acquired   Realized      Exercisable / Unexercisable               ($000's)
========================================================================================================================
Amyn S. Dahya                     0           0               250,000/750,000                      $125/$375
========================================================================================================================

During 1995 the Company adopted a qualified Incentive Stock Option Plan (ISOP) which provides that a maximum of 700,000 options to purchase the Company's common stock may be granted to officers and employees and advisors of the Company. Options granted under the ISOP are intended to qualify as incentive stock options under the Economic Recovery Tax Act of 1981 (the "1981 Act") as amended by the Tax Reform Act of 1986.

The ISOP is administered by the Board of Directors through a committee presently consisting of two members of the Board (Committee). The Committee determines which persons receive options, the number of shares that may be purchased under each option, vesting provisions, option terms and exercise price. Options granted under the ISOP are require to have an exercise price equal to or greater than the market price of the Company's common shares at the grant date. In the event an optionee voluntarily terminates his relationship with the Company, he has the right to exercise his accrued options within 3 months of such termination. However, the Company may redeem any accrued options held by an optionee by paying the difference between the option price and the then fair market value. If an optionee's relationship is involuntarily terminated, other than because of death, he also has the right to exercise the accrued options within thirty (30) days of such termination. Upon death, his estate or heirs have one year to exercise his accrued options.

Options granted under the ISOP are not transferable other than by will or by the laws of descent and distribution. The ISOP provides that the number of shares and the option price will be adjusted on a pro-rata basis for stock splits and stock dividends.

In 1995, options to purchase 606,000 shares of common stock were granted under the ISOP with an exercise price of $1.00 per share which represents the market price per share on the date of grant. In 1996, options to purchase 10,000 shares of common stock were granted under the ISOP with an exercise price of $1.00 per share which represents the market price per share on the date of the grant. All options granted are exercisable for a period of ten (10) years and vest over a three year period.

The Company also adopted a non-qualified Stock Option Plan (SOP), which grants options to purchase a maximum of 875,000 shares of the Company's common stock to officers, key employees and advisors of the Company. Options granted under the Plan are not intended to qualify as incentive stock options under the 1981 Act.

The SOP is administered by the Board of Directors through a committee presently consisting of all three members of the Board which determines which persons receive options under the SOP, the number of shares that may be purchased under each option and the vesting period. The term of all options is five (5) years and all options must be granted within five (5) years from the effective date of the SOP.

Options granted under the SOP are not transferable other than by will or by the laws of descent and distribution. The SOP provides that the number of shares and the option price will be adjusted on a pro-rata basis for stock splits and stock dividends.

In 1995, options to purchase 480,000 shares of VETI's common stock at a price of $.01 to $3.00 per share were granted under the SOP. In 1996, options to purchase 25,000 shares of common stock at prices ranging from $1.00 to $2.00 per share were granted under the SOP. These options vest on varying terms of periods up to three years. Certain of these options are compensatory in nature and resulted in total compensation expense of $99,500 during the year ended September 30, 1995. During the year ended September 30, 1996, 267,000 options were canceled.

Prior to September 30, 1994, the Company had granted options to purchase a total of up to 1,350,000 shares of its common stock. These options are not-intended to qualify as incentive stock options under the 1981 Act. Included in these options are options to purchase up to 1,000,000 shares at $1.00 granted to the Chief Executive Officer of the Company under an employment agreement. This agreement provides that 25% of such options were vested immediately with the remaining 75% to vest based on the achievement of defined sales goals.

The only other benefit plan offered at the present or during 1996 involves a major medical plan which is made available to all employees on a non-discriminatory basis, the Company currently maintains no other stock option plans, no plan which would termed a "Long-Term Incentive Plan" as explained in
Item 402 (a)(6)(iii) of the U.S. Securities and Exchange Act, nor any benefit plan which would give rise to "Long Term Compensation" as defined in Item 402(b)(iv) of the U.S. Securities and Exchange Act, except as described above.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and certain written presentations, no person who was a director, officer, or beneficial owner of more than 10% of the Company's common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information table sets forth certain information regarding the Company's common stock owned on January 21, 1997 by (1) any person (including any "group") who is known by the Company to own beneficially more than 5% of its outstanding common stock, (2) each director and officer, and (3) all officers and directors as a group.


Name and Address of Beneficial          Shares of Common         Percent of Common
Owner                                   Stock Owned              Stock Outstanding**
------------------------------          ----------------         -------------------
Dahya Holdings
1335 Greg St. #104                         2,798,698(1)                15.3%
Sparks, NV 89431
------------------------------------------------------------------------------------
Sandro Kunzle
Tenuta Via Vecchia                            16,750(2)                 nil
58029 Sassofortino (GR)
Italy
------------------------------------------------------------------------------------
Mehdi C. Nimjee
1800-1500 West Georgia St.                    33,500(2)                 nil
Vancouver, British Columbia
Canada V6G 2Z6
------------------------------------------------------------------------------------
Casmyn Corp.
1335 Greg St. #104                         5,634,756                   31.2%
Sparks, NV 89431
------------------------------------------------------------------------------------
Societe Generale
17 Cours Valny
La Defense                                 1,500,000(3)                 8.1%
Cedex
Paris, France
------------------------------------------------------------------------------------
All Officers and Directors of the
Company as a Group (5 persons)             2,974,548                   16.1%
------------------------------------------------------------------------------------

** Based upon 18,035,966 common shares outstanding at January 21, 1997.

(1) At December 31, 1996, Dahya Holdings, Inc., a foreign corporation, of which Mr. Amyn Dahya is an officer and director, held 2,548,698 common shares of the Company. Mr. Mansoor Dahya, an uncle to Mr. Amyn Dahya, is the majority shareholder of Dahya Holdings, Inc. and holds 91% of the outstanding voting stock of Dahya Holdings, Inc. As indirect shareholders, Messrs, Amyn Dahya and Mansoor Dahya have shared voting and investment power in and to these shares. Also at December 31, 1996, Mr. Dahya had a total of 250,000 exercisable options to purchase common stock of the Company at $1.00 per share.

(2) Represents exercisable options to purchase common stock of the Company at $1.00 per share.

(3) Represents 1,000,000 common shares of the Company and 500,000 exercisable warrants to purchase common stock of the Company at $3.00 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Casmyn Corp. and Subsidiaries
-----------------------------

The Company utilizes certain facilities and employees and officers of Casmyn in conducting its business activities. Casmyn employs several qualified scientists, technologists and engineers experienced in the fields of environmental protection, water purification, treatment of effluents from mineral processing operations, and pollution control of water. The Company is utilizing Casmyn's infrastructure in order to develop commercial applications for water purification technologies developed by Casmyn. Casmyn provides research and development services to the Company as required. In addition, Casmyn provides technical staff to the Company as required. Casmyn bills the Company for the services of its technical staff at a rate which approximates cost recovery.

As of 1/31/97 Casmyn owns approximately 31.2% of the outstanding common stock of the Company. At September 30, 1996, the Company owned Casmyn $1,712,421. This amount is due within one year and bears interest at 9% per annum.

During the fourth quarter of 1996, the Company issued 1,532,700 of its restricted common shares to Casmyn in exchange for 425,750 shares of Auromar Development Corporation ("Auromar") common stock. These shares were subsequently exchanged for 163,750 common shares of Casmyn resulting from the merger of Casmyn and Auromar.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     3. Exhibits
           --------

          3.1 Company's amended and restated articles of incorporation*
          3.2 Company's By-Laws*

       10. Material Contracts
           ------------------

          10.1 Stock Subscription Offer for Vector Environmental Technologies, Inc.**
          10.2 Preferences and rights of Series A Preferred Stock - VETI**
          10.3 Vector Environmental Technologies, Inc. 1995 Incentive Stock option Plan**
          10.4 Societe Generale $2.5 million Subscription Agreement VETI**
          10.5 Employment Agreement with Amyn Dahya ***
          10.6 Distribution Agreement with Bristol WorldSource, Inc.

       11 Statement re: computation of per share earnings (computation can be determined from the material contained in this report)

       21  Subsidiaries of the Company (see Item 1 - Description of Business)

       27  Financial Data Schedule
________________________________________________________________________________
* Previously filed with the Commission on Form 10-K for fiscal year ended September 30, 1994

** Previously filed with the Commission on Form 10-KSB for the fiscal year ended September 30, 1995

***   Previously filed with the Commission on Form 10

(b)  Reports on Form 8-K
     -------------------

       None

       SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.

       /s/ Amyn S. Dahya                             1/31/97
By:  _________________________________        ____________________
     Amyn S. Dahya, Chairman and Chief
       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the date indicated.

Signature                                             Title                            Date

       /s/ Amyn S. Dahya
_____________________________             Chairman of the Board and                    1/31/97
Amyn S. Dahya                             Chief Executive Officer                   _______________
                                          (Principal Executive Officer)

       /s/ Sandro Kunzle                                                               1/31/97
_____________________________             Director                                  _______________
Sandro Kunzle

       /s/ Mehdi C. Nimjee                                                             1/31/97
_____________________________             Director                                  _______________
Mehdi C. Nimjee

       /s/ Douglas C. Washburn                                                         1/31/97
_____________________________             Vice President & Treasurer                _______________
Douglas C. Washburn                       (Principal Financial Officer)

       /s/ Dennis E. Welling                                                           1/31/97
_____________________________             Director                                  _______________
Dennis E. Welling                         (Principal Accounting Officer)