Form 10QSB
period 1996-12-31
VECTOR ENVIRONMENTAL TECHNOLOGIES INC
filed 1997-02-20
CIK 918997

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                 FORM 10-QSB




[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934


 FOR THE QUARTERLY PERIOD ENDED         DECEMBER 31, 1996
                                        -----------------

OR

[ ]  Transition report under section 13 or 15 (d) of the Exchange Act



                        COMMISSION FILE NUMBER 0-23402

                    VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
---------------------------------------------------------------------------
              (Exact name of registrant as specified in Charter)


                                  DELAWARE
---------------------------------------------------------------------------
                (State or other jurisdiction of incorporation)


                                 11-2863244
---------------------------------------------------------------------------
                      (IRS Employer Identification No.)

                         1335 GREG STREET, UNIT #104
                             SPARKS, NEVADA 89431
                                 (702)331-5524
---------------------------------------------------------------------------
        (Address and Telephone Number of Principal Executive Offices)


        Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  X  ]  No  [     ].

  As of February 15, 1996, 18,135,466 shares of the issuer's common stock were outstanding.

     This report contains 9 pages.  There are no exhibits.

                   VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                                 FORM 10-QSB
                                    INDEX




 PART I.                    FINANCIAL INFORMATION                    PAGE NO.
---------  --------------------------------------------------------  --------

           Condensed Consolidated Balance Sheet - December 31, 1996         3

           Condensed Statements of Operations - Three Months Ended
           December 31, 1996 and 1995                                       4

           Condensed Consolidated Statements of Cash Flows - Three
           Months Ended December 31, 1996 and 1995                          5

           Notes to Condensed Consolidated Financial Statements             6

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7

 PART II.  OTHER INFORMATION
---------  --------------------------------------------------------

           Item 6 - Exhibits and Reports on Form 8-K                        9

           Signatures                                                       9

                   VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1996

                                    ASSETS

CURRENT ASSETS:


     Cash and cash equivalents                 $   25,939
     Restricted investments                       250,000
     Accounts receivable, net                     246,695
     Inventories                                1,708,400
     Prepaid expenses and other assets            119,982
                                               ----------
          Total current assets                  2,351,016


INVESTMENT IN AFFILIATE                         1,715,950

PROPERTY AND EQUIPMENT, NET                       678,814

OTHER ASSETS                                       46,784
                                               ----------
          TOTAL ASSETS                         $4,792,564
                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------

CURRENT LIABILITIES:

     Accounts payable and accrued liabilities  $  602,860
     Due to related parties, net                2,329,341
     Line of Credit                               235,000
                                               ----------
          Total current liabilities             3,167,201


STOCKHOLDERS' EQUITY:
    5% Cumulative convertible preferred stock,
       $.00001 par value; 10,000,000 shares
       authorized; 0 shares issued
       and outstanding                                  -
    Common stock, $.005 par value;25,000,000
       shares authorized; 18,135,466
       shares issued and outstanding               90,677
    Additional paid-in capital                 18,012,036
    Accumulated deficit                       (16,486,860)
    Foreign currency translation adjustment         9,510
                                              -----------
       Total stockholders' equity               1,625,363
                                              -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $4,792,564
                                              ===========

 SEE ACCOMPANYING NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                       1996            1995
                                              -------------    ------------

SALES                                          $    288,588     $   240,779
COST OF GOODS SOLD                                  246,678         227,180
                                              -------------    ------------
GROSS PROFIT (LOSS)                                  41,910          13,599
                                              -------------    ------------

COSTS AND EXPENSES:
 Selling, general and administrative expense        686,690         874,150
 Depreciation and amortization                       34,022          10,382
 Research and development                           117,645         102.398
                                              -------------     -----------
                                                    838,357         986,930
                                              -------------     -----------
LOSS FROM OPERATIONS                             (  796,447)      ( 973,331)
                                              -------------     -----------

INTEREST AND OTHER INCOME (EXPENSE)              (   46,721)         56,258
                                              -------------     -----------
NET LOSS                                       $ (  843,168)    $ ( 917,073)
                                              =============     ===========


LOSS PER COMMON SHARE:
 Net loss                                      $ (  843,168)    $ ( 917,073)
 Less:  undeclared dividends on cumulative
        preferred stock                                   -       (  50,000)
 Net loss from continuing operations           ------------     -----------
   applicable to common shares                 $ (  843,168)    $ ( 967,673)
                                               ============     ===========

NET LOSS PER COMMON SHARE                      $       (.05)    $      (.08)
                                              =============     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       18,118,711      12,444,766
                                              =============     ===========

   SEE ACCOMPANYING NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995



                                                    1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES            $(    66,985)  $(1,143,561)
                                                -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES             (    38,679)     (277,263)
                                                -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES                  54,050     4,375,000
                                                -------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS        (    51,614)    2,954,176

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        77,553       459,707

CASH AND CASH EQUIVALENTS, END OF PERIOD        $     25,939   $ 3,413,883
                                                =============  ============


























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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's September 30, 1996 Form 10-KSB. The Form 10-KSB should be read in conjunction with this quarterly report.

RECENTLY ISSUED ACCOUNTING STANDARDS - SFAS No. 123, Accounting for Awards of Stock-Based Compensation, was issued by the FASB in October 1995, and established financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. The Company adopted the provisions of SFAS No. 123 during the first quarter of the year ending September 30, 1997. This statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB No. 25, Accounting for Stock Issued to Employees, which recognizes compensation cost based upon the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

  THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995

Revenues for the three months ended December 31, 1996, were $288,588 compared to $240,779 for the three months ended December 31, 1995. The $47,809 increase was due to a higher level of sales of products in the North American market. The gross profit margin for the three months ended December 31, 1996 was 14.5% compared to 5.7% for the three months ended December 31, 1995 which reflects higher profit margins on the Company's North American consumer product line.

Costs and expenses were $838,357 for the three months ended December 31, 1996, compared to $986,930 for the three months ended December 31, 1995, a decrease of $148,573. Compensation and benefits decreased $80,591 for the three months ended December 31, 1996 compared to the three months ended December 31, 1995 due to decreased staff levels related to the Company outsourcing its North American marketing and sales efforts effective August 1996. Expenses related to professional services, primarily legal, and audit decreased by $83,224 in the three months ended December 31, 1996 compared to the three months ended December 31, 1995, as a result of unusually high prior period expenses due to first year audit related costs. Marketing related costs decreased $114,353 in the three months ended December 31, 1996 compared to the three months ended December 31, 1995 due to outsourcing of sales and marketing effective August 1996 and the Company incurring higher advertising costs in the three months ended December 31, 1995 related to the introduction of its new consumer water purification product line. Travel related expenses increased $93,892 in the three months ended December 31, 1996 compared to the three months ended December 31, 1995 due to increased travel to Vietnam related to the Company's community water program and its bottling operations. Other general and administrative expenses decreased $3,184 in the three months ended December 31, 1996 compared to the three months ended December 31, 1995. Depreciation expense increased a total of $23,640 in the three months ended December 31, 1996 compared to the three months ended December 31, 1995 due to an increase in fixed assets in the water bottling plant in Vietnam. Research and development related expenses of increased $15,247 in the three months ended December 31, 1996 compared to the three months ended December 31, 1995 due to continued research on new water purification products.

Interest and other expense was $46,721 for the three months ended December 31, 1996, compared other income of $56,258 for the three months ended December 31, 1995. This decrease in income of $102,979 was due to the Company earning interest on short term investments in the three months ended December 31, 1995 while it was accruing interest expense on a loan payable to Casmyn Corp. for the three months ended December 31, 1996.

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 1996, the Company's negative working capital of $816,185, including $25,939 in cash and cash equivalents. Working capital also includes $1,708,400 in inventory which resulted from the Company's plan to build inventory in anticipation of sales. Realization of inventory is dependent on the Company's ability to sell its products. The Company has active sales and marketing programs underway in various countries, primarily Vietnam, India, and Africa. In addition, the Company commenced selling its consumer product line in North America.

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures related to the development of various markets for the Company's water purification products and technologies. The Company has borrowed approximately $2,400,000 from Casmyn. It is management's opinion that additional short term funding will be obtained from Casmyn sufficient to provide necessary operating funds until the Company is able to convert its inventory to cash. Longer term projects will necessitate the Company identifying funding sources to support those projects. The Company is currently in discussion with a variety of debt and equity financing sources to help fund both current operations and future projects. The timing of future projects will depend significantly on the availability of such funding, however success of obtaining adequate funding is not assured.

As evidence of the Company's ability to secure debt and/or equity financing in the fiscal year ended September 30, 1995 the Company received $3,700,000, net of commissions and other expenses related to the transaction, from the issuance of stock in various exempt private transactions and $2,000,000 from the sale of preferred stock to Casmyn Corp., a related party.

Net Cash Used in Operating Activities. Net cash used in operating activities was $66,985 for the three months ended December 31, 1996 compared to $1,143,561 for the three months ended December 31, 1995. The decrease in the net cash used in operating activities for the three months ended December 31, 1996 was due principally to reductions in inventory and increases in amounts due to related parties offset by the net loss related to development of the Company's water purification systems.

Net Cash Used in Investing Activities. Net cash used in investing activities was $38,679 for the three months ended December 31, 1996 compared to $277,263 for the three months ended December 31, 1995. The decrease in net cash used in investing activities was due to the purchase of equipment and improvements, primarily related to a water bottling plant under construction in Vietnam in the three months ended December 31, 1995 that were not made in 1996.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $54,050 for the three months ended December 31, 1996 compared to $4,375,000 for the three months ended December 31, 1995. During the three months ended December 31, 1996, the Company received $50,000 from the exercise of stock options and $4,050 from a short term note. During the three months ended December 31, 1995, the Company collected subscriptions receivable of $4,375,000 from private placements of common and preferred stock of the Company.

 PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



A.   Exhibits

                None

 B.  Forms 8-K

                None


 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        Vector Environmental Technologies, Inc.


                                                  /s/ Dennis E. Welling
February 20, 1997                             By _____________________________
                                                 Dennis E. Welling, Controller

[ARTICLE]  5
[MULTIPLIER]  1,000

[PERIOD-TYPE]                   				3-MOS
[FISCAL-YEAR-END]			                      		SEP-30-1997
[PERIOD-START]					                        	OCT-01-1996
[PERIOD-END]					                          	DEC-31-1996
[CASH]								                                       25
[SECURITIES]						                                 	250
[RECEIVABLES]						                                	247
[ALLOWANCES]						                                ( 89)
[INVENTORY]						                                 1,708
[CURRENT-ASSETS]					                             2,351
[PP&E]							                                      	847
[DEPRECIATION]						                              (134)
[TOTAL-ASSETS]						                              4,793
<CURRENT-LIABILIITIES>					                       3,167
[BONDS]								                                       0
[PREFERRED-MANDATORY]						                           0
[PREFERRED]							                                    0
[COMMON]							                                      91
[OTHER-SE]						                                  1,534
[TOTAL-LIABILITY-AND-EQUITY]				                  4,793
[SALES]							                                      289
[TOTAL-REVENUES]					                              	289
[CGS]							                                       	247
[TOTAL-COSTS]						                                	838
[OTHER-EXPENSES]						                               47
[LOSS-PROVISION]						                                0
[INTEREST-EXPENSE]						                             48
[INCOME-PRETAX]						                             (843)
[INCOME-TAX]							                                   0
[INCOME-CONTINUING]					                          (843)
[DISCONTINUED]							                                 0
[EXTRAORDINARY]							                                0
[CHANGES]							                                      0
[NET-INCOME]						                                (843)
[EPS-PRIMARY]						                              (0.05)
[EPS-DILUTED]							                                  0