Form 10QSB/A
period 1996-12-31
VECTOR ENVIRONMENTAL TECHNOLOGIES INC
filed 1997-04-08
CIK 918997

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                AMENDMENT TO
                                 FORM 10-QSB




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

                   VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                            Amendment to FORM 10-QSB
                                   INDEX




 PART I.                    FINANCIAL INFORMATION                    PAGE NO.
---------  --------------------------------------------------------  --------

           Condensed Consolidated Balance Sheet - December 31, 1996         3

           Condensed Consolidated Statements of Operations - Three Months Ended
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
                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------

CURRENT LIABILITIES:

     Accounts payable and accrued liabilities  $  602,860
     Due to related parties, net                2,329,341
     Line of Credit                               235,000
                                               ----------
          Total current liabilities             3,167,201


STOCKHOLDERS' EQUITY:
    5% Cumulative convertible preferred stock,
       $.00001 par value; 10,000,000 shares
       authorized; 0 shares issued
       and outstanding                                  -
    Common stock, $.005 par value; 25,000,000
       shares authorized; 18,135,466
       shares issued and outstanding               90,677
    Additional paid-in capital                 18,012,036
    Accumulated deficit                       (16,486,860)
    Foreign currency translation adjustment         9,510
                                              -----------
       Total stockholders' equity               1,625,363
                                              -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $4,792,564
                                              ===========

 SEE ACCOMPANYING NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS.

VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                       1996            1995
                                              -------------    ------------

SALES                                          $    288,588     $   240,779
COST OF GOODS SOLD                                  246,678         227,180
                                              -------------    ------------
GROSS PROFIT (LOSS)                                  41,910          13,599
                                              -------------    ------------

COSTS AND EXPENSES:
 Selling, general and administrative expense        686,690         874,150
 Depreciation and amortization                       34,022          10,382
 Research and development                           117,645         102,398
                                              -------------     -----------
                                                    838,357         986,930
                                              -------------     -----------
LOSS FROM OPERATIONS                             (  796,447)      ( 973,331)
                                              -------------     -----------

INTEREST AND OTHER INCOME (EXPENSE)              (   46,721)         56,258
                                              -------------     -----------
NET LOSS                                       $ (  843,168)    $ ( 917,073)
                                              =============     ===========


LOSS PER COMMON SHARE:
 Net loss                                      $ (  843,168)    $ ( 917,073)
 Less:  undeclared dividends on cumulative
        preferred stock                                   -       (  50,000)
 Net loss from continuing operations           ------------     -----------
   applicable to common shares                 $ (  843,168)    $ ( 967,673)
                                               ============     ===========

NET LOSS PER COMMON SHARE                      $       (.05)    $      (.08)
                                              =============     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       18,118,711      12,444,766
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

2.      RELATED PARTY TRANSACTIONS

At December 31, 1996, the Company had a net amount due to related parties of $2,329,341 including $2,414,248 due to Casmyn Corp. ("Casmyn"). The amounts due to Casmyn bear interest at 9% per annum and are due one year from the date of advance.
                                        6

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

  THREE MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995

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

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures related to the development of various markets for the Company's water purification products and technologies. The Company has borrowed approximately $2,400,000 from Casmyn. It is management's opinion that additional short term funding will be obtained from Casmyn sufficient to provide necessary operating funds until the Company is able to convert its inventory to cash. Longer term projects will necessitate the Company identifying funding sources to support those projects. The Company is currently in discussion with a variety of debt and equity financing sources to help fund both current operations and future projects. The timing of future projects will depend significantly on the availability of such funding, however, success of obtaining adequate funding is not assured.

As evidence of the Company's ability to secure debt and/or equity financing in the fiscal year ended September 30, 1995, the Company received $3,700,000, net of commissions and other expenses related to the transaction, from the issuance of stock in various exempt private transactions and $2,000,000 from the sale of preferred stock to Casmyn Corp., a related party.

Net Cash Used in Operating Activities. Net cash used in operating activities was $66,985 for the three months ended December 31, 1996, compared to $1,143,561 for the three months ended December 31, 1995. The decrease in the net cash used in operating activities for the three months ended December 31, 1996 was due principally to reductions in inventory and increases in amounts due to related parties offset by the net loss related to development of the Company's water purification systems.

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

 B.  Form 8-K

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