Form 10QSB
period 1997-05-20
VECTOR ENVIRONMENTAL TECHNOLOGIES INC
filed 1997-05-20
CIK 918997

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                 FORM 10-QSB




[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934


 FOR THE QUARTERLY PERIOD ENDED         MARCH 31, 1997
                                        -----------------

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

  As of May 15, 1997, 18,135,466 shares of the issuer's common stock were outstanding.

     This report contains 10 pages.  There are no exhibits.

                   VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                                FORM 10-QSB
                                   INDEX




 PART I.                    FINANCIAL INFORMATION                    PAGE NO.
---------  --------------------------------------------------------  --------

           Condensed Consolidated Balance Sheet - March 31, 1997      3

           Condensed Consolidated Statements of Operations - Three
           Months and Six Months ended March 31, 1997 and 1996        4

           Condensed Consolidated Statements of Cash Flows - Six
           Months Ended March 31, 1997 and 1996                       5

           Notes to Condensed Consolidated Financial Statements       6

           Management's Discussion and Analysis or Plan of
           Operations                                                 8

 PART II.  OTHER INFORMATION
---------  --------------------------------------------------------

           Item 6 - Exhibits and Reports on Form 8-K                 10

           Signatures                                                10

                   VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1997


                                    ASSETS
                                    ------
CURRENT ASSETS:


     Cash and cash equivalents                 $  116,984
     Accounts receivable, net                     304,260
     Inventories                                1,989,724
     Prepaid expenses and other assets             49,003
                                               ----------
          Total Current Assets                  2,459,971
                                               ----------


INVESTMENT IN AFFILIATE                         1,594,113

EQUIPMENT AND IMPROVEMENTS NET                    943,044

OTHER ASSETS                                        2,001
                                               ----------
          TOTAL ASSETS                         $4,999,129
                                               ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:

     Accounts payable and accrued liabilities  $1,085,175
                                               ----------

Due to related parties, net                     2,957,996
                                               ----------

STOCKHOLDERS' EQUITY:
    5% Cumulative convertible preferred stock,
       $.00001 par value; 10,000,000 shares
       authorized; 0 shares issued
       and outstanding;                                -
    Common stock, $.005 par value; 25,000,000
       shares authorized; 18,135,466
       shares issued and outstanding               90,677
    Additional paid-in capital                 18,012,036
    Accumulated deficit                       (17,156,265)
    Foreign currency translation adjustment         9,510
                                              -----------
       Total stockholders' equity                 995,958
                                              -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $4,999,129
                                              ===========

 SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                         For the Six Months          For the Three Months
                         Ended March 31,             Ended March 31
                         1997           1996         1997          1996
                         -----------    ---------    ----------    ------------


SALES                    $    471,234   $   554,279   $   182,646  $   313,500
SALES RETURNS & ALLOWANCE    ( 83,848)            -      ( 83,848)           -
                        -------------  ------------   -----------  -----------
                              387,386       554,279        98,798      313,500
COST OF GOODS SOLD            313,027       409,278        66,349      182,098
                        -------------  ------------   -----------  -----------
GROSS PROFIT                   74,359      145,001         32,449      131,402
                        -------------  ------------   -----------  -----------

COSTS AND EXPENSES:
 Selling, general and
 administrative expense     1,244,854    1,590,367        558,164      716,217
 Depreciation and
 amortization                  68,044       25,154         34,022       14,772
 Research and development     223,134      135,703        105,489       33,305
                        -------------  -----------  -------------  -----------
                            1,536,032    1,751,224        697,675      764,294
                        -------------  -----------  -------------  -----------
LOSS FROM OPERATIONS       (1,461,673)  (1,606,223)      (665,226)   ( 632,892)
                        -------------  -----------  -------------  -----------

INTEREST AND OTHER
INCOME (EXPENSE)              (50,900)      77,335         (4,179)      21,077
                        -------------  -----------  -------------  -----------
NET LOSS                 $ (1,512,573)$ (1,528,888)     $(669,405)  $( 611,815)
                         ============= ===========  =============  ===========

-------------------------------------------------------------------------------
LOSS PER COMMON SHARE:
 Net loss                $ (1,512,573)$ (1,528,888)     (669,405)  $ ( 611,815)
 Less:  undeclared dividends on
   cumulative preferred stock       -    ( 100,000)            -     (  50,000)
 Net loss from operations  ----------  -----------     ----------    ----------

Net loss applicable to common
   shares                $ (1,512,573)$ (1,628,888)   $ (669,405)  $ ( 661,815)
                         ============  ===========    ===========   ==========


NET LOSS PER COMMON SHARE $     (.08) $      (.13)    $    (.04)   $      (.05)
                        =============   ==========     =========     ==========


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING      18,127,089   12,444,766    18,135,466     12,444,766
                       =============   ==========    ==========     ==========

   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996


                                                    1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES            $( 1,077,149) $(2,312,176)
                                                -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES             (   147,010)    (523,735)
                                                -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES               1,263,590     4,375,000
                                                -------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             39,431     1,539,089

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        77,553       459,707
                                                ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $    116,984   $ 1,998,796
                                                =============  ============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. The statement is effective for financial statements of the Company for periods ending after December 15, 1997, including interim periods. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company will adopt the new statement for its fiscal year ending September 30, 1998, and does not anticipate earnings per share calculations will be significantly different from those previously calculated.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.      RELATED PARTY TRANSACTIONS

At March 31, 1997, the Company had a net amount of $2,957,996 due to Casmyn Corp. ("Casmyn"). The amount bears interest at 9% per annum and is due one year from the date of the advance.
                                        7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

SIX  MONTHS  ENDED  MARCH  31,  1997, COMPARED TO THE SIX MONTHS ENDED
MARCH 31, 1996

Gross revenues for the six months ended March 31, 1997, were $471,234 compared to $554,279 for the six months ended March 31, 1996 a decrease of $83,045. This decrease is primarily due to a reduction of sales in the United Arab Emirates ("UAE"). Operations in the UAE were curtailed in order to focus the Company's efforts on the North American and Asian markets. There was an adjustmment of $83,848 to revenue caused by the return of products by a distributor in Vietnam as part of a new territorial distribution plan. As a result of the negative adjustment to revenue, gross margin for the six month period ended March 31, 1997 was $74,359 (19%) compared to $145,001 (26%) for the same period ended March 31, 1996.

Costs and expenses were $1,536,032 for the six month period ended March 31, 1997, compared to $1,751,224 for the same period ended March 31, 1996, a decrease of $215,192. Compensation and benefits decreased $180,037 for the six month period ended March 31, 1997 over the same period last year due to reduction of staff levels by outsourcing its North American marketing and sales activities. Expenses related to professional services, primarily legal, audit and marketing decreased by $211,046 in the six month period ended March 31, 1997 compared to the six month period ended March 31, 1996. This decrease is primarily due to a reduction of auditing costs from last year, which was higher than usual as a result of the initial audit work carried out by the current auditors. Marketing costs decreased as a result of outsourcing of the North Americaan marketing program. These decreases were partially offset by a provision for bad debts of $50,000 recorded in the six months ended March 31, 1997. Depreciation expense increased $42,890 in the six month period ended March 31, 1997 compared to the period ended March 31, 1996, reflecting additions to the Company's capital assets. Research and development for first six months increased by $87,431 over the same period last year due to the evaluation of new technologies.

There were no interest income earned on short-term investments due to full redemption of these instruments during the first quarter. As a result, other expenses amount to $50,900 for the period ended March 31, 1997 compared to an income of $77,335 for the same peiod in the prior year.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Gross revenues for the three month period ended March 31, 1997 amounted to $182,646, which was offset by the adjustment for the return of products in Vietnam totaling $83,848, bringing the total net revenues for the quarter to $98,798. Sales, before returns and allowances, for the three month period ended March 31, 1997 were $130,854 lower than the sales for the same period ended March 31, 1996 due primarily to a curtailment of operations in the UAE as discussed above. As a result of the negative adjustment to revenue, gross margin for the three month period ended March 31, 1997 was $32,449 (32%) compared to gross profit of $131,402 (42%) for the same period ended March 31, 1996.

Costs and expenses were $697,675 for the three month period ended March 31, 1997 compared to $764,294 for the period ended March 31, 1996, a decrease of $66,619. Compensation and benefits decreased $70,869 for the three month period ended March 31, 1997 compared to the same period ended March 31, 1996 due to reduction in staff levels. Expenses related to professional services, primarily legal, audit and marketing decreased by $70,325 in the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996. Travel related expenses decreased by $60,700 for the three month period ended March 31, 1997 compared to the same period ended March 31, 1996 due to higher travel costs in the three months ended March 31, 1996 relating to the community water programs and bottling plants in Vietnam. Expenses related to research and development increased by $72,184 for the three month period to March 31, 1997 compared to the same period of 1996 due to increased research activities. In addition, a provision for bad debts was recorded in the amount of $50,000 in the three month period ended March 31, 1997. Depreciation expense increased $19,250 in the three month period ended March 31, 1997 compared to the same period of 1996 due to increases in the Company's capital assets.

Other expenses amounted to $4,179 for the three month period ended March 31, 1997 compared to an income of $21,077 for the same period ended March 31, 1996, a change of $25,256. The income of last year reflects the Company's investment of its surplus funds in short term investments during the period.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 1997, the Company's working capital was $1,374,796, including $116,984 in cash and cash equivalents. Working capital also includes $1,989,724 in inventory, realization of which is dependent on the Company's ability to sell its products. The Company has active sales and marketing programs underway in various Asian and North America countries.

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures related to the development of various markets for the Company's water purification products and technologies. The Company has borrowed approximately $2,957,996 from Casmyn Corp., a related party. It is management's opinion that its short term funds requirements will be met by additional financing from Casmyn until such time as its inventory is realized in the normal course of business. Longer term projects will necessitate the Company identifying additional funding sources. The Company is currently in discussion with a variety of debt and equity financing sources for its current operations and future projects needs. The timing of future projects will depend significantly on the availability of such funding, however, success of obtaining adequate funding is not assured.

Net Cash Used in Operating Activities. Net cash used in operating activities was $1,077,149 for the six months ended March 31, 1997 compared to $2,312,176 for the six months ended March 31, 1996. The reduction in cash use is primarily attributable to the reduction in inventory and accounts receivable outstanding. Furthermore, inventory increased significantly during the period in 1996 in anticipation of higher sales level.

Net Cash Used in Investing Activities. Net cash used in investing activities was $147,010 for the six months ended March 31, 1997 compared to $523,735 for the six months ended March 31, 1996. The decrease in cash use is due to fewer additions to the capital assets. The higher cash use during the period in 1996 was due to the purchase of equipment and improvements, primarily related to a water bottling plant under construction in Vietnam.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $1,263,590 for the six months ended March
31, 1997 compared to $4,375,000 for the six months ended March 31, 1996. There were no significant new financings during the six months ended March 31, 1997 other than the additional advances from related parties. During the same period in 1996, the Company had collected the proceeds of $4,375,000 from private placements of its common and preferred shares.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



A.   Exhibits

                None

B.  Form 8-K

                None


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        Vector Environmental Technologies, Inc.


                                                  /s/ Dennis E. Welling
May 16, 1997                            By      _____________________________
                                                 Dennis E. Welling, Controller