Form 10-Q
period 1997-06-30
VECTOR ENVIRONMENTAL TECHNOLOGIES INC
filed 1997-08-12
CIK 918997

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                 FORM 10-QSB



[  X  ]      Quarterly report pursuant to Section 13 or 15 (d)
             of the Securities Exchange Act of 1934


 FOR THE QUARTERLY PERIOD ENDED                         JUNE 30, 1997
                                                        -------------

                                      OR

 [     ]     Transition report pursuant to section 13 or 15 (d)
             of the Securities Exchange Act of 1934


                           COMMISSION FILE NUMBER 0-23402

                             WATERPUR INTERNATIONAL INC.
                (Exact name of registrant as specified in Charter)


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


                     VECTOR ENVIRONMENTAL TECHNOLOGIES, INC.
                 (Former Name, Former Address and Former Fiscal Year,
                           if Changed Since Last Report)

        Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  [  X  ]  No  [     ].

As of August 11, 1997, 18,135,466 shares of the issuer's common stock were outstanding.

     This report contains 12 pages.  There are no exhibits.

                         WATERPUR INTERNATIONAL INC.
                                 FORM 10-QSB
                                    INDEX


PART I.   FINANCIAL INFORMATION                                        Page No.
                                                                       --------
          Item 1 - Financial Statements

          Condensed Consolidated Balance Sheet  - June 30, 1997             3

          Condensed Consolidated Statements of Operations - Three Months
            and Nine Months ended June 30, 1997 and 1996                    4

          Condensed Consolidated Statements of Cash Flows - Nine Months
            ended June 30,1997 and 1996                                     5

          Notes to Condensed Consolidated Financial Statements              6

          Management's Discussion and Analysis or Plan of Operation         8

PART II.  Other Information

          Item 4 - Submission of Matters to a Vote of Security Holders     11

          Item 6 - Exhibits and Reports on Form 8-K                        11

          Signatures                                                       12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WATERPUR INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1997

                                    ASSETS
                                    ------

CURRENT ASSETS:
     Cash and cash equivalents                 $   66,397
     Accounts receivable, net                     528,841
     Inventories                                1,409,443
     Prepaid expenses and other assets             90,016
                                               ----------
          Total Current Assets                  2,094,697
                                               ----------

INVESTMENT IN AFFILIATE                         1,137,416

EQUIPMENT AND IMPROVEMENTS, NET                   752,594

OTHER ASSETS                                       40,850
                                               ----------
          TOTAL ASSETS                         $4,025,557
                                               ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:

     Accounts payable and accrued liabilities  $  778,413
                                               ----------

DUE TO RELATED PARTIES, NET                     3,901,005
                                               ----------

STOCKHOLDERS' DEFICIT:
 5% Cumulative convertible preferred stock,
   $.00001 par value; 10,000,000 shares authorized;
   0 shares issued and outstanding                     -

 Common stock, $.005 par value;
   25,000,000 shares authorized; 18,135,466
   shares issued and outstanding                  90,677

 Additional paid-in capital                   18,012,036
 Accumulated deficit                        ( 18,251,300)
 Foreign currency translation adjustment           1,171
 Unrealized loss on available for sale
    securities                              (    506,445)
                                            ------------
     Total Stockholders' Deficit            (    653,861)
                                            ------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT             $  4,025,557
                                            ============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            WATERPUR INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996


                              FOR THE NINE MONTHS      FOR THE THREE MONTHS
                                 ENDED JUNE 30,             ENDED JUNE 30,
                                1997        1996           1997        1996
                              ------------------------------------------------
SALES                        $ 1,006,022 $  692,782    $  534,788   $  138,503
COST OF GOODS SOLD               776,388    471,091       463,361       61,813
                              ------------------------------------------------
GROSS PROFIT                     229,634    221,691        71,427       76,690
                              ------------------------------------------------

COSTS AND EXPENSES:
 Selling, general and
   administrative expense      1,910,143  2,552,912       665,289      962,545
 Sales Returns &
   Allowances, net               406,674          -       332,826            -
 Depreciation and amortization   106,568     60,498        38,524       35,344
 Research and development        302,888    179,578        79,754       43,875
                              ------------------------------------------------
                               2,726,273  2,792,988     1,106,393    1,041,764
                              ------------------------------------------------
LOSS FROM OPERATIONS          (2,496,639)(2,571,297)  (1,034,966)   ( 965,074)
                              ------------------------------------------------

INTEREST AND OTHER
  INCOME (EXPENSE)             (110,968)    113,241    (   60,068)      35,906
                              ------------------------------------------------

NET LOSS                    $(2,607,607)$(2,458,056)  $(1,095,034)   $(929,168)
                            ==================================================

------------------------------------------------------------------------------
LOSS PER COMMON SHARE:
 Net loss                   $(2,607,607)$(2,458,056)  $(1,095,034)   $(929,168)
 Less:  undeclared dividends
        on cumulative
        preferred stock               -    (150,000)            -      (50,000)

Net loss attributable to
  common shares             $(2,607,607)$(2,608,056)  $(1,095,034)   $(979,168)
                            ==================================================

NET LOSS PER COMMON SHARE    $     (.14) $      (.21) $      (.06)   $    (.08)
                             =================================================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING           18,131,295   12,444,766   18,135,466   12,444,766
                             =================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             WATERPUR INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                     1997            1996
                                                --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES            $ ( 1,883,418)  $ ( 3,475,378)
                                                --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES             (    112,916)   (    918,226)
                                                --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES                1,985,178       4,375,000
                                                --------------  --------------

NET  DECREASE  IN CASH AND CASH EQUIVALENTS      (     11,156)   (     18,604)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         77,553         459,707
                                                ------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $      66,397   $     441,103
                                                ==============  ==============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         WATERPUR INTERNATIONAL INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments (which are of a normal, recurring nature) necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by WaterPur International Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information not misleading. The results for the interim period are not necessarily indicative of the results that will be realized for the fiscal year.

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

CHANGE OF CORPORATE NAME - At the general meeting of shareholders dated June 16, 1997, the Company's stockholders passed a special resolution approving the change of the Company's name to WaterPur International Inc. from Vector Environmental Technologies, Inc.

2.     RELATED PARTY TRANSACTIONS

At June 30, 1997, the Company had a net amount of $3,901,005 due to Casmyn Corp. ("Casmyn"). The advances from Casmyn bear interest at 9% per annum and were originally due within one year. Casmyn has extended the maturity of the loans until such time as the Company is able to generate sufficient cash flows to repay the loans or is successful in placing additional debt and/or equity. Casmyn owns 5,532,700 shares of the common stock of the Company (approximately 31.2%).


3.     INVESTMENTS

The Company holds common stock of Casmyn Corp. for investment purposes. The investment, which is classified as available-for-use securities, is carried at fair value with unrealized holding losses reported as a separate component of stockholders' equity. The investment, net of unrealized holding losses of $506,445, amounted to $1,137,416 at June 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

NINE  MONTHS  ENDED  JUNE  30, 1997 COMPARED TO THE NINE MONTHS ENDED JUNE 30,
1996

Gross revenues for the nine month period ended June 30, 1997, were $1,006,022 compared to $692,782 for the nine month period ended June 30, 1996, an increase of $313,240. The increase was mainly due to the implementation of community water purification plants in Vietnam. These plants utilize hi-rate filtration systems, designed to serve rural communities in developing countries. Currently, these projects are comprised of design, installation & services components and are commissioned mainly in communities with populations up to 100,000. However, the modular nature of these products will allow their use in small or larger communities as well. The increase in revenue was partly offset by a reduction of sales in the United Arab Emirates ("UAE"). Operations in the UAE were curtailed in order to focus the Company's efforts on the Asian and North American markets.

The cost of sales amounted to $776,388 for the nine months ended June 30, 1997, compared to $471,091 for the nine months ended June 30, 1996. As a result, gross profit for current period and prior period amounted to $229,634 and $221,691, respectively.

Costs and expenses were $2,726,273 for the nine month period ended June 30, 1997 compared to $2,792,988 for the same period ended June 30, 1996, a decrease of $66,715. Compensation and benefits decreased $84,914 for the nine month period ended June 30, 1997 over the same period last year due to reduction of staff levels by outsourcing its North American marketing and sales activities. Expenses related to professional services, primarily legal, audit and marketing decreased by $83,689 in the nine month period ended June 30, 1997 compared to the nine month period ended June 30, 1996. This decrease is primarily due to a reduction of auditing costs from last year, which was higher than usual as a result of the initial audit work carried out by the current auditors. There was an expense of $406,674 for the nine months ended June 30, 1997 due to costs associated with the return of products by a distributor in Vietnam as part of a new territorial distribution plan. Depreciation expense increased $46,070 in the nine month period ended June 30, 1997 compared to the period ended June 30, 1996, reflecting additions to the Company's capital assets. Research and development for first nine months increased by $123,310 over the same period last year due to activities associated with the evaluation of new technologies.

There was no interest income earned on short-term investments due to full redemption of these instruments during the first quarter. As a result, other expenses amounted to $110,968 for the period ended June 30, 1997 compared to an income of $ 113,241 for the same period in the prior year.

  THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

Gross revenues for the three month period ended June 30, 1997 amounted to $534,788, compared to $138,503 for the same period ended June 30, 1996, an increase of $396,285. The increase was attributable to the successful implementation of community water purification plants in Vietnam.

The cost of sales amounted to $463,361 for the three months ended June 30, 1997, compared to $61,813 for the three months ended June 30, 1996, as a result, the gross profit for the current and prior periods amounted to $71,427 and $76,690, respectively.

Costs and expenses were $1,106,393 for the three month period ended June 30, 1997 compared to $1,041,764 for the period ended June 30, 1996, an increase of $64,629. Compensation and benefits decreased $39,657 for the three month period ended June 30, 1997 compared to the same period ended June 30, 1996 due to reduction in the staff levels. This decrease is partially offset by an increase of $11,644 in accounting fees in three months ended June 30, 1997 over the same period in prior year as a result of an adjustment to account due to settlement of various outstanding invoices. On the other hand, there was an expense of $322,826 for the three months ended June 30, 1997 due to costs associated with the return of products by a distributor in Vietnam as part of a new territorial distribution plan. Expenses related to research and development increased by $35,879 for the three month period to June 30, 1997 compared to the same period of 1996 due to increased research activities. Depreciation expense increased slightly by $3,180 in the three month period ended June 30, 1997 over the same period of 1996 due to increases in the Company's capital assets.

Other expenses amounted to $60,068 for the three month period ended June 30, 1997 compared to an income of $35,906 for the same period ended June 30, 1996.
 The income of prior period was due to the Company's investment of its surplus funds in short term investments during the period.


CAPITAL RESOURCES AND LIQUIDITY

At June 30, 1997, the Company's working capital was $1,316,284, including $66,397 in cash and cash equivalents. Working capital also includes $1,409,443 in inventory, realization of which is dependent on the Company's ability to sell its products. The Company has active sales and marketing programs underway in various Asian and North American countries.

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures related to the development of various markets for the Company's water purification products and technologies. As of June 30, 1997, the Company is indebted to Casmyn in the amount of $3,901,005 from Casmyn Corp., arising from borrowings made by the Company. The Company is currently in discussion with a variety of debt and equity financing sources for its current operations and future projects needs. The timing of future projects will depend significantly on the availability of such funding, however, success of obtaining adequate funding is not assured.

The Company holds common stock of Casmyn Corp (a related party) for investment
purposes.    The  investment,  which  is  classified  as  available-for-use securities, is carried at fair value with unrealized holding losses reported as a separate component of stockholders' equity. The investment, net of unrealized holding losses of $506,445, amounted to $1,137,416 at June 30, 1997.

Net Cash Used in Operating Activities. Net cash used in operating activities was $1,883,418 for the nine months ended June 30, 1997 compared to $3,475,378 for the nine months ended June 30, 1996. The reduction in cash use is primarily attributable to the reduction in inventory and accounts receivable outstanding. Furthermore, higher levels of inventory were purchased during the period in 1996 in anticipation of higher sales level.

Net Cash Used in Investing Activities. Net cash used in investing activities was $112,916 for the nine months ended June 30, 1997 compared to $918,226 for the nine months ended June 30, 1996. The decrease in cash use is due to fewer additions to the capital assets. The higher cash use during the period in 1996 was due to the purchase of equipment and improvements, primarily related to a water bottling plant under construction in Vietnam.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $1,985,178 for the nine months ended June 30, 1997 compared to $4,375,000 for the nine months ended June 30, 1996. There was no significant new financing during the nine months ended June 30, 1997 other than the additional advances from related parties. During the same period in 1996, the Company had collected the proceeds of $4,375,000 from private placements of its common and preferred shares.

PART II.  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on June 16, 1997. At the meeting the following directors were reelected by the shareholders to hold office until the next annual meeting of shareholders or until their respective successors shall have been duly elected and shall have qualified:



Name                            Votes For     Votes Against      Abstain
---------------------------------------------------------------------------
Amyn S. Dahya - Chairman        8,097,937     54,712             91,800
Sandro Kunzle                   8,097,937     54,712             91,800
Mehdi Nimjee                    8,097,937     54,712             91,800


The following proposals were submitted to the shareholders for approval:

1.  The election of the above named directors.

2. To increase the number of authorized common shares from 25,000,000 to 100,000,000 to provide additional shares which could be issued for various purposes and to provide flexibility to take advantage of financing oppportunities and other general corporate purposes. The proposal was approved by shareholders with 7,801,696 votes for, 419,552 votes against, and 23,201 abstentions.

3. To amend the Bylaws to provide for the number of directors to be set by the Board of Directors subject to the provision that the authorized number of dirctors will be no fewer than 3 (three) nore more than 11 (eleven). This change would provide the Company with the flexibility to respond quickly to changing business demands and requirements. The proposal was approved by shareholders with 8,100,384 votes for, 125,854 votes against, and 18,211 abstentions.

4. To amend the Certificate of Incorporation to change the name of the Company to WaterPur International Inc. This change was proposed to more accurately reflect the Company's core business: water purification and processing systems. The proposal was approved by shareholdrs with 8,070,629 votes for, 149,341 votes against, and 24,479 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.           Exhibits

                    Exhibit 27 - Financial Data Schedule (Edgar filing only)

B.           Forms 8-K

                    None

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                      WaterPur International Inc.

                         /s/ Dennis E. Welling
August  11, 1997  By _____________________________
                     Dennis E. Welling, Controller
                     (Duly authorized and Principal Accounting Officer)