Form 10-K
period 1997-09-30
WATERPUR INTERNATIONAL INC
filed 1998-01-12
CIK 918997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB


[  X  ]  ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

TITLE OF CLASS:            COMMON STOCK, $0.005 PAR VALUE
--------------

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

Check if disclosure of delinquent filers pursuant to Item 405 of regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenue for its most current fiscal year: $1,301,575

The aggregate market value of the common stock held by non-affiliates of the registrant as of January 7, 1998 was approximately $10,730,000 (9,776,162 shares at $1.09766 per share)

As of January 7, 1998 there were 12,500,710 shares of common stock outstanding, par value $.005 per share.

                  Documents Incorporated By Reference: None

                                    PART I

ITEM 1:     DESCRIPTION OF BUSINESS

This Form 10-KSB contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the ability of the Company to secure additional debt and/or equity financing to fund future expansion and operations. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: political and economic instability in international markets; the effect of economic conditions; the effect of regulatory and governmental actions; fluctuations in prices, exchange rates, tariffs and other barriers.

HISTORY OF THE COMPANY

WaterPur International Inc. ("WPUR" or the "Company", which term shall include, unless the context so requires, its subsidiaries) was originally incorporated under the laws of the State of Delaware on April 3, 1987, as Arnex Investment Group, Ltd. On August 3, 1993, the name of the Company was changed to Vector Environmental Technologies, Inc. and on June 16, 1997 the Company's name was changed to WaterPur International Inc.

On August 24, 1993, Amyn Dahya acquired approximately 72%, or 640,000 shares, of the issued and outstanding common stock of the Company from an unrelated company. At that time, Mr. Dahya was elected President and Chief Executive Officer of the Company.

The Company operates through the following active subsidiaries:



                             JURISDICTION OF
ENTITY                       ORGANIZATION        BUSINESS PURPOSE
---------------------------------------------------------------------------
Vector Vietnam, Ltd. ("VVL")  Vietnam            Holds and manages Vietnamese
                                                 operations
Vector Venture Corp. (VVC")   Canada             Holds certain technologies
                                                 and licenses
Vector Manufacturing Corp.    Nevada             Provides purchasing and
                                                 manufacturing services
STOX Systems, Inc.            Canada             Holds certain technologies


Other than VVC, all of the above named corporations are wholly owned by the Company. The Company owns approximately 95% of the outstanding shares of VVC.

BUSINESS - GENERAL

The Company's principal business is to develop or acquire environmental technologies in the areas of water treatment, purification and depollution. WPUR has organized its business activities in four areas, all related to the development and sale of water purification systems, safe water and related technologies: the design, development and utilization of technologies to address water treatment facilities which will provide rural and semi-urban communities with a reliable supply of clean, safe water; the sale of purified water and water products through retail water stores; the development and operation of a water bottling plant and related sales of bottled water; and sales of personal and household water purification systems to retail and wholesale markets.

The Company's focus is in the area of water treatment, purification and depollution. The Company's water purification systems are designed to purify water from rivers, lakes and other water sources using a combination of filtration, adsorption and microbial destruction processes to produce safe and healthy drinking water, with technical and economic efficiency that is required for conditions which exist in developing nations.

During 1997, the Company's primary market focus was in Vietnam and the North American consumer market. However, the Company is in the process of developing programs in other countries and regions including India, Southern Africa and the Commonwealth of Independent States ("CIS").

In Vietnam, the Company is actively marketing the full range of its water related products and services.

COMMUNITY WATER SYSTEMS

The Company has expanded its product line of Community Water Systems. The three major products are the WP 1000, WP 100S and WP 100G. These systems are designed to meet the needs of small to medium sized communities and can supply safe water to communities of up to 100,000 persons. The systems are low cost, modular in design and can be configured to meet the specific site and operating requirements. They are quickly and easily installed and can be modified to meet the changes in raw water quality and increased demand. The systems utilize a number of technologies depending on raw water quality including a variety of filtration and media options, alternative tank configuration and a range of control options.

WP 1000 Series

These systems can treat up to five thousand cubic meters per day. These are turnkey systems which can take water from its source and deliver it to the end user. The systems could consist of a combination of modules to include: pre-treatment, filtration, clarification, water softening and disinfection. Other modules are available based on local requirements such as iron and maganese removal, radioactivity removal, fluoride removal, chemical oxidation to oxidize organics such as petrochemicals, phenols, etc.

WP 100S

These systems can treat up to one hundred cubic meters per day. These systems are manually operated with a filtration module which can treat high turbid water and provide potable water.

WP 100G

In addition to the benefits of the WP 100S systems, these systems remove iron, maganese and hardness typically found in underground water sources.

Other

In addition, the Company is able to design and implement larger systems based on the requirements of its customer.

During fiscal 1996, the Company installed its first WP1000 series system in Huong Son, a Vietnamese community of approximately 10,000 people. During fiscal 1997, the Company installed two systems in Vietnam for communities of 15,000 and 20,000 persons. Systems for an additional two communities of 10,000 and 25,000 are expected to be installed by the second quarter of fiscal year 1998. The equipment for the systems are already in Vietnam.

The Company has received letters of intent from various Vietnamese communities for the purchase and installation of water treatment facilities. Should these installations take place, it will be the responsibility of the community to operate and maintain the systems on a day to day basis, while the Company would provide periodic maintenance and repair services under a separate maintenance contract as is the case for systems presently in service. The Community Water Program in Vietnam will serve as the model for the Company's future expansion into other countries.

The Company intends to concentrate its efforts in Vietnam and the CIS markets in fiscal 1998. Success of the Company's activities is dependent upon the Company being able to implement a financing program that is supported by acceptable bank guarantees. There is no assurance that such funds will be available in the amounts necessary or under acceptable terms.

BULK WATER SYSTEMS AND SALES

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

BOTTLED WATER

The Company's strategy in this product line is to utilize its technologies to establish bottling plants in close proximity to target markets. The Company's technology enables purification of water from municipal sources rather than requiring a pristine natural water source from a remote location necessitating excessive transportation requirements. Plants will be operated both by the Company and under license by the Company.

During 1996, the Company installed and commissioned its first bottling plant water purification systems in the Nam Ha Province of Vietnam. This plant has an initial annual capacity of 6 million liters per year. The capacity of the plant can be increased, on a modular basis, up to 16 million liters per year to meet increases in demand.

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

CONSUMER AND INSTITUTIONAL PRODUCTS

The Company has developed a product line of personal and household water purification systems. In the North American market, the Company has developed a line of products that enhance the quality of water provided by their respective municipalwater utilities. In the international markets, the need for disinfection requires the use of additional technologies such as various resins and ozonization. The Company has used such technologies in the design of its product line. These products include water purification systems sold or leased to schools and hospitals in Vietnam, countertop and under counter systems, and plastic sports water bottles that contain taste enhancing filtration systems. The Company anticipates that marketing efforts for the North American products will continue. It is expected that the Company's products will be marketed through television, radio and print media. The Company, however, plans to de-emphasize the international sale and leasing of consumer and institutional products during 1997 due to marginal profitability and the Company's desire to concentrate on its more profitable community water products.

See Notes to Consolidated Financial Statements for information regarding the Company's operations by geographic region.

OTHER TRANSACTIONS

On June 19, 1995, the Company completed the acquisition of 8,670,618 shares of VVC common stock (approximately 95%) through the issuance of the same number of shares of Company common stock. VVC was related to the Company through the existence of certain common officers, directors and significant stockholders. Therefore, the investment in VVC was accounted for as a combination of entities under common control, which is a method similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements include assets and liabilities of VVC at their historical cost and operations of VVC for all periods presented.

During 1995, Casmyn Corp. ("Casmyn"), a company related through certain common officers, directors and significant stockholders acquired a controlling interest in the Company through the purchase of 3,000,000 of the Company's convertible preferred shares in exchange for approximately $2,400,000 in liabilities owing to Casmyn. On September 29, 1995, Casmyn purchased an additional 1,000,000 convertible preferred shares of the Company at $2.00 per share.

On September 30, 1996, Casmyn elected to convert its preferred shares into common shares of the Company, resulting in Casmyn then owning approximately 24.3% of the Company.

During the fourth quarter of 1996, Casmyn exchanged 425,750 shares of Auromar Development Corporation ("Auromar") common stock for 1,532,700 shares of the Company's restricted common stock, resulting in Casmyn increasing its percentage ownership in the Company to approximately 31.2%. The Company recorded these shares at a value of $1,532,700 or $1.00 per share. This value reflects a discount from the price at which WPUR common shares were trading on the OTC Bulletin Board on the date of the transaction. These shares were subsequently exchanged for 163,750 common shares of Casmyn resulting from the merger of Casmyn and Auromar. The then current market value of the Casmyn shares trading on the OTC Bulletin Board approximated the carrying value of those shares.

Effective September 30, 1997, the Company issued 7,900,004 shares of the Convertible Preferred Stock ("Convertible Preferred Shares") to Casmyn (the "Restructuring") through the transactions described below. Each Preferred Share is entitled to two votes per share, bears no dividend, constitutes a senior security of the Company and may be converted by the holder at any time after twelve months from the date of distribution into two shares of common stock of the Company. All remaining Convertible Preferred Shares will be automatically converted into two shares of common stock of the Company on the eighteenth month from the date of distribution to the Casmyn Shareholders. Casmyn Corp. has announced that it is distributing the 7,900,004 Convertible Preferred Shares to its common and preferred shareholders of record as of October 15, 1997, subject to obtaining necessary regulatory approvals. The restructuring involved the following:

(a) Conversion of $4,574,363 (net of $157,435 which represented the market value of 31,487 common shares of the Company which was offset against the total debt) of outstanding debt to Casmyn to 5,082,626 Convertible Preferred Shares.

(b)    Exchange  of 5,634,756 common shares of the Company owned by Casmyn for
2,817,378  Convertible  Preferred Shares of the Company.   The number of
Convertible Preferred Shares to be received upon the conversion of the outstanding debt was determined based upon the closing market price of the Company's common stock on September 30, 1997.

(c) The sale of 150,000 shares of the Casmyn common stock held by the Company for cash of $5.00 per share.

(d) As part of the Restructuring, the Company issued to Casmyn warrants to purchase up to 3,300,000 shares of the Company's common stock at a price of $.75 per share exercisable for a three year period.

The restructuring was based upon the advice of independent investment banking firms representing the respective interests of the Company and Casmyn.

INDUSTRY OVERVIEW AND CERTAIN FACTORS RELATING TO THE COMPANY'S PROPERTIES

Marketing

The Company's marketing strategy for water purification systems is to utilize exclusive agreements with organizations which management believes provide contacts and expertise necessary to penetrate target markets. Initial market focus has been directed primarily to developing nations where the need for purified drinking water is most critical and where the Company's technology and its commitment to developing the infrastructure necessary to assure long term water quality has an advantage over competitive systems. The Company expects that its consumer products will be marketed through television, radio and print media.

Competition

With the exception of large infrastructure projects involving municipal systems for large cities, competition relating to water treatment equipment and services in developing countries is weak and fragmented with most competitors offering a limited capacity in terms of technology and product diversification. Competition in Vietnam for the Company's bottled water products is substantial. The Company maintains a product line which utilizes a wide variety of technologies with a strategy of matching the right product utilizing the most effective technology to meet consumer needs. All of the Company's products are competitively priced in all of its target markets.

Purchasing and Principal Suppliers

The raw materials used in the Company's products include filters, filter housings, treatment media, treatment chemicals, tanks, control systems, valves and various other plumbing supplies. Most of these components are of a standard nature and widely available.

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

Need for Additional Financing

As shown in the financial statements for the years ended September 30, 1997, 1996 and 1995, the Company incurred losses of $4,325,654, $3,962,346 and
$3,365,801.   These factors, among others, may indicate that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing, and ultimately obtain profitability. (See "Management's Discussion and Analysis or Plan of Operation"). To fully develop markets for its products, the Company will require substantial additional financing. There is no assurance that the Company will be able to secure such financing on acceptable terms.

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

Normally, all foreign income earned by a US multinational company eventually will be subject to US tax. Income earned by a foreign branch of a US company is taxable currently in the US, and income earned by a foreign subsidiary could be subject to US tax either in the year distributed to the US as a dividend or in the year earned by means of Subpart F, foreign personal holding company or other federal tax rules requiring current recognition of certain income earned by foreign subsidiaries.

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

Government Approval/Regulations

The products of the Company are significantly impacted by environmental, health and import/export related government regulations and programs.
In many instances these regulations and programs provide strength to the Company's marketing efforts. The Diamond RainTM water purification systems help rural communities in developing and developed countries meet World Health Organization and governmental standards for drinking water quality. Anticipated costs relating to government approvals, other than those encountered in the normal course of business, are considered minimal.

Research and Development

The Company is committed to ongoing research and development. The Company spent $202,916, $675,891 and $185,053 on research and development activities during fiscal years ended September 30, 1997, 1996 and 1995, respectively. During the past year the Company devoted substantially all of its research and development efforts toward the review and development of water purification systems and technologies. While a broad line of water purification systems has been developed, continued research and development in this area is ongoing. This research is expected to produce additional product offerings, address new problem areas, reduce the capital cost and maintenance of equipment and improve efficiency.

ITEM 2:     DESCRIPTION OF PROPERTY

Nam Ha, Vietnam, Bottling Plant

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

The bottling and office activities are contained in a climate controlled area which is partitioned from warehouse operations. The bottling area is approximately 1,800 square feet and contains all process equipment for filling filtration and purification equipment, purified water storage tanks, a bottle rinser and the bottle fill line. The portion of the line where bottles are filled and capped is further segregated into a "clean room." In this critical area, filtered air is injected to maintain a positive air pressure so as to prevent contamination of the finished product.

The plant is equipped with a laboratory where trained quality assurance personnel monitor water quality. In the lab, various tests are conducted including tests for microbiological contamination. Water samples and testing records are also maintained in this area. Another portion of the warehouse contains blow molding operations.

Other

The Company headquarters are located in Sparks, Nevada in office space leased by Casmyn. These operations occupy approximately 4,000 square feet of a 6,500 square foot unit which includes office and laboratory facilities. In addition, the Company has engineering and managerial staff located in Vancouver, Canada in a portion of a 6,036 square foot high rise office building leased by Casmyn Corp. The Company reimburses Casmyn for the space occupied by the engineering and managerial staff. These facilities are adequate for the current level of operations and sufficient office and laboratory space is conveniently located to support future growth.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is publicly traded in the over-the-counter market and is listed on the OTC Bulletin Board maintained by members of the National Association of Securities Dealers, Inc. under the symbol "WPUR". The following table sets forth the range of approximate high and low bid quotations since October 1, 1995, which represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. The prices are based upon information obtained from the National Daily Quotation Service published by the National Daily Quotation Bureau, Inc.



                                                   High    Low
Quarter from October 1, 1995 to December 31, 1995  $3.50  $1.94
-------------------------------------------------  -----  -----
Quarter from January 1, 1996 to March 31, 1996     $2.50  $1.69
                                                   -----  -----
Quarter from April 1, 1996 to June 30, 1996        $2.75  $1.44
                                                   -----  -----
Quarter from July 1, 1996 to September 30, 1996    $1.88  $1.13
                                                   -----  -----
Quarter from October 1, 1996 to December 31, 1996  $1.72  $0.95
                                                   -----  -----
Quarter from January 1, 1997 to March 31, 1997     $0.98  $0.61
                                                   -----  -----
Quarter from April 1, 1997 to June 30, 1997        $0.66  $0.33
                                                   -----  -----
Quarter from July 1, 1997 to September 30, 1997    $0.78  $0.41
-------------------------------------------------  -----  -----


On January 7, 1998, the closing bid quotation for the Company's common stock was $1.09766 per share. As of September 30, 1997, there were 575 shareholders of record of the Company's common stock (including brokerage firms and/or other nominees who may hold shares for multiple investors).

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the years ended September 30, 1997, 1996 and 1995, after discontinuing its metal fabrication segment, the Company has operated principally in one business segment, the development and sale of environmental technologies, principally water purification ("water purification"). (See Note 2 of Notes to the Consolidated Financial Statements.)

Due to the operating losses of the Company or the availability of net operating loss carryforwards, there were no provisions for income taxes recorded in the consolidated financial statements for the years ended September 30, 1997, 1996 and 1995.

Results of Operations

Year Ended September 30, 1997 Compared to the Year Ended September 30. 1996

Sales for the year ended September 30, 1997 were $1,301,575 compared to $1,017,071 for the year ended September 30, 1996, a net increase of $284,504. An increase of $387,862 in sales was due to the commissioning of two community water purification plants in Vietnam, which was offset by decreases of sales in other water purification products in Vietnam ($57,799) and other locations ($45,559). These changes in sales results reflect the Company's repositioning its focus from consumer and institutional products, which generally carry lower profit margins, to community water purification systems, which have higher sales values and profit margins.

Cost of goods sold for the year ended September 30, 1997 amounted to $1,024,319, resulting in a gross profit of $277,256 (or 21%). The gross profit was offset by a valuation reserve of $365,734 for obsolete consumer water filtration and purification inventory items, bringing a negative margin of $88,478 for the year. This compared to a gross profit of $160,521 (or 16%) for the year ended September 30, 1996. The improvement of gross profit, net of valuation reserves, was attributable to the increase in sales of community water purification plants. The valuation reserve was provided to recognize a decrease in value of the Company's consumer products inventory which is being liquidated.

Total cost and expenses decreased $729,444, from $4,252,238 for the year ended September 30, 1996 to $3,522,794 for the year ended September 30, 1997. This decrease was a result of the Company's efforts to contain costs and to re-align its marketing and business activities. Salary and compensation expense decreased $700,962 and marketing and promotional expenses decreased $233,848. These decreases were partially offset by an increase of $245,923 in office and consulting expenses associated with the creation of an engineering team in the Company's Canadian offices. Depreciation and amortization increased $25,744 reflecting increases in the Company's capital assets. Research and development costs decreased $472,975 due to high levels of activities in the year ended September 30, 1996 related to introduction of new product lines in North America and commissioning of the water bottling plant and the pilot community water plant in Vietnam. There was a charge of $406,674 to income for sales returns and allowances due to the return of products by a distributor in Vietnam as part of a new territorial distribution plan.

Other expense for the year ended September 30, 1997 amounted to $714,382, compared to an income of $129,371 for the year ended September 30, 1996. The change is mainly attributable to losses in disposition of shares of Casmyn pursuant to restructuring of the Company's debts and equity interest (see Note 8 in the Notes to the Consolidated Financial Statements); and interest income earned from investment of surplus funds during 1996.

Year Ended September 30, 1996 Compared to the Year Ended September 30, 1995

Sales for the year ended September 30, 1996 were $1,017,071 compared to $382,158 for the year ended September 30, 1995. The $634,913 increase was due to higher sales volume of water purification products in Vietnam ($195,659) and the United Arab Emirates ($215,564), and sales of bottled water in Vietnam from the Company's water bottling plant ($261,658) which commenced operations in June 1996. These amounts were offset by lower sales volume in North America of water purification products in 1996 compared to 1995 ($37,968). The gross profit for the year ended September 30, 1996 was $160,521 (approximately 16%) compared to $81,406 (approximately 21%) in the year ended September 30, 1995. The gross loss of $107,431 in the fiscal year ended
September 30, 1995 was due to writing off $188,837 of obsolete water purification inventory items. These write-offs were related to products and related supplies that the Company discontinued during the fiscal year ended September 30, 1995.

Costs and expenses were $4,252,238 for the year ended September 30, 1996, compared to $3,161,994 for the year ended September 30, 1995, an increase of $1,090,244. Selling, general and administrative expenses increased $495,589 to $3,440,258. Compensation and benefits increased $343,525 for the year ended September 30, 1996 compared to the year ended September 30, 1995 due primarily to higher staff levels primarily in Vietnam staff and support personnel. Advertising and marketing costs increased $24,341 for the year ended September 30, 1996 compared to the year ended September 30, 1995 due principally to increased costs relating to development of the Company's new water purification product line which was introduced in North American market in the current fiscal year. Travel related expenses increased by $191,331 in the fiscal year ended September 30, 1996 as compared to the year ended September 30, 1995 due to market development activities in India, Ghana, Vietnam and the United Arab Emirates required for on-going business in those countries. Other general and administrative expenses decreased $63,608 for the year ended September 30, 1996 compared to the year ended September 30, 1995 due primarily to decreased professional and consulting expenses. Research and development expenses for the year ended September 30, 1996 were $675,891 compared to $185,053 for the year ended September 30, 1995 an increase of $490,838 due to increased research, product design, testing and product certification costs relating to the Company's North American product line which was introduced in the current fiscal year, the commissioning of the Vietnam bottling plant and the Houng Son community water system. Depreciation and amortization expense increased $103,817 for the year ended September 30, 1996 due to increased fixed assets in the Company's water bottling plant in Vietnam.

Other income (expense) was $129,371 in the year ended September 30, 1996 compared to other expense of $128,805 in the year ended September 30, 1995, due mainly to the Company receiving interest income on investments in the current year and lower interest expense on amounts due to Casmyn Corp. in fiscal 1996 compared to 1995.

Capital Resources and Liquidity

At September 30, 1997, the Company had working capital of $2,192,968, including $864,759 in cash and cash equivalents. The major source of the working capital was generated from the restructuring of the Company's debts and equity interest as well as disposal of its investment in Casmyn (see Note 8 in the Notes to the Consolidated Financial Statements). The series of transactions involved in the restructuring, which took effect on September 30, 1997, generated $750,000 in cash and extinguished $4,574,363 of current debts owed to Casmyn.

At September 30, 1996, the Company had working capital of $82,682, including $327,553 in cash and restricted investments. The major source of working capital was generated from financing, which comprised private placements of shares in common and preferred stock. For the year ended September 30, 1996, the Company received cash of $4,375,000 from private placements.

The following is a discussion of the principal sources and uses of cash and cash equivalents for the Company in fiscal 1997.

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $71,753 in 1997 compared to net cash used of $4,109,494 in 1996. The increase in cash from operating activities was due to increase in advance from affiliates and reduction in inventory levels, net of an increase in accounts receivable. In addition, there were increases in such non-cash expense items as write down of inventory and loss on sale of assets totaling $1,156,932, which had no impact to cash flow even though they increased the net loss for the year. The increase in the net cash used in operations in 1996 was due principally to the increase in inventory levels and accounts receivable related to Vietnam and North American sales activities and the net loss due to increased costs and expenses relating to sales of water purification systems. Net cash used in operating activities was $2,015,209 for the year ended September 30, 1995, due primarily to $3,365,801 in losses from operations related to sales of water purification systems offset by increases in advances from related parties and decreases in various asset accounts.

Net  Cash  Provided  by  (Used in) Investing Activities.  Net cash provided by investing  activities  was  $866,694  in  1997  compared  to  net cash used of
$916,160 in 1996. The increase in cash was due to proceeds from sales of investment in affiliate ($898,095) pursuant to the September 30, 1997 restructuring as discussed above and the release of a restricted investment asset ($250,000). On the other hand, there was no disposition of assets in 1996 and assets ($250,000) was pledged as collateral for the line of credit established during the same year. In addition, net cash used in purchases of investment and fixed assets amounted to $281,401 in 1997 compared to $666,160. In 1995, the Company received $191,709 from the sale of assets, which was offset by cash purchases of property and equipment in the amount of $90,710, providing a net cash of $100,999 from investing activities.

Net Cash Provided by Financing Activities. Net cash used by financing activities was $185,000 in 1997 compared to net cash increase of $4,643,500 in 1996. During 1997, the Company repaid its $235,000 line of credit and received $50,000 from issuance of common shares as result of 99,500 stock options exercised during the year. During 1996, the Company received $4,375,000 from the issuance of preferred and common stock in private placements. In addition, the Company received $235,000 from borrowings under a line of credit and $33,500 from the exercise of stock options. These activities resulted in net cash provided by financing activities of $4,643,500 in the year ended September 30, 1996. During 1995, the Company received $1,325,660 from the issuance of common stock of the Company and VVC in private placements

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures relating to the development of various markets for the Company's water purification products and technologies, particularly in the CIS and Asia. The Company is actively pursuing private placement opportunities to meet its future cash requirements, it will use proceeds from private placements of its common stock to fund the on-going activities in the short term and anticipates that it will be able to secure a debt financing source to fund longer term projects. As evidence of the Company's ability to secure debt and/or equity financing, on September 11, 1995, in an exempt private transaction the Company sold 500,000 shares of its restricted common stock for $1,000,000. On September 29, 1995, in an exempt private transaction the Company sold 1,000,000 units to Societe Generale for $2,375,000 ($2.50 per share, net of an investment banking fee of $125,000). Each unit including one common share and one-half warrant to purchase an additional 500,000 shares of Common stock at $3.00 per share. Also on September 29, 1995, in an exempt private transaction the Company sold

1,000,000 shares of preferred stock to Casmyn for $2,000,000. The Company used the proceeds from the private placements to fund production and marketing activities as well as for general corporate purposes.

During the year ended September 30, 1997, the Company has relied upon short term working capital loans from Casmyn to fund its cash needs. Effective September 30, 1997, the Company settled its obligations to Casmyn through the issuance of 5,082,626 shares of Convertible Preferred Stock and sold 150,000 shares of Casmyn Corp. common stock to Casmyn for $750,000 (see Note 8). In addition, Casmyn exchanged 5,634,756 common shares (representing approximately a 31.2% ownership interest in the Company) for 2,817,378 shares of Convertible Preferred Stock. Effective September 30, 1997, Casmyn Corp. declared a dividend of the 7,900,004 shares of Convertible Preferred Stock to its common and preferred shareholders of record on October 15, 1997. The result of these transactions is that as of September 30, 1997 Casmyn Corp. no longer holds an equity ownership position in the Company. As part of the above transactions, the Company issued 3,300,000 warrants to Casmyn Corp. at an exercise price of $0.75, these warrants are exercisable for a period of three years.

The Company is currently in a negative cash flow position and is funding current operations through its cash balances and turnover of current assets. The Company believes that its present cash reserves and current assets are sufficient to fund operations through the quarter ending June 30, 1998.
The Company's future growth and continued existence is dependent upon it being able to secure additional financing in the form of debt or equity or a combination thereof. The Company anticipates that a water utility project in the CIS recently awarded to Casmyn Corp. for which the Company will be a subcontractor will provide positive cash flows for the Company. The Company is also discussing financing
programs  with  several  banks  to  fund the Community Water Program discussed
above.    There is no assurance, however, that such funds will be available in the future in amounts, or on terms, acceptable to the Company.

The Company is organized with a relatively small, highly trained management and professional staff and anticipates that the overall staff level will remain low in the foreseeable future. The Company utilizes research, technical and management services provided by Casmyn to develop commercial applications for water purification technologies. Casmyn bills the Company for these services at rates approximating cost recovery. Casmyn billed the Company $242,726, $285,730, and $223,677 for these services for the years ended September 30, 1997, 1996, and 1995, respectively. The Company believes that this arrangement will not require a significant investment by the Company in either personnel or facilities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. The statement is effective for financial statements of the Company for periods ending after December 15, 1997, including interim periods. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the fully diluted EPS computation. The Company will adopt the new statement for its fiscal year ending September 30, 1998, and anticipates that earnings per share calculations will not be significantly different from those previously calculated.

The FASB recently issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt the new statement for its fiscal year beginning October 1, 1998, and anticipates that adoption will not have a significant impact on its consolidated financial statements.

The FASB recently issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosure About Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for segment reporting in the financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new statement for its fiscal year beginning October 1, 1998 and anticipates that providing required disclosures will not result in significantly different information than that which is disclosed in Note 4 in the Notes to the Consolidated Financial Statements.



ITEM 7. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:     Page
                                                                         ----
     Consolidated Financial Statements of WaterPur International Inc.

     Independent Auditors' Report.                                        17

     Consolidated Balance Sheets as of September 30, 1997 and 1996        18

     Consolidated Statements of Operations for the Years Ended
       September 30, 1997, 1996 and 1995.                                 19

     Consolidated Statements of Stockholders' Equity (Deficiency)
       for the Years Ended September 30, 1997, 1996 and 1995              20

     Consolidated Statements of Cash Flows for the Years
       Ended September 30, 1997, 1996 and 1995                            21

     Notes to the Consolidated Financial Statements.                      22


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of WaterPur International Inc.

We have audited the accompanying consolidated balance sheets of WaterPur International Inc. and subsidiaries (collectively, the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended September 30, 1997. These financial
statements  are  the  responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 10 to the consolidated financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter is also described in Note 10. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche,
Chartered Accountants


Vancouver, Canada
December 15, 1997

                         WATERPUR INTERNATIONAL INC.
                         CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
                                                  SEPTEMBER 30,  SEPTEMBER 30,
                                                  1997           1998
------------------------------------------------------------------------------
                         ASSETS
                         ------
CURRENT ASSETS:
Cash and cash equivalents                          $864,759       $ 77,553
Restricted investments                                    -        250,000
Accounts receivable, net of allowance
 for doubtful accounts of                           475,856        232,802
 39,214 and $88,837
Inventories                                       1,443,738      2,122,641
Other assets                                        109,041         58,962
Total current assets                              2,893,394      2,741,958
                                                  ------------------------
INVESTMENT IN AFFILIATES                              6,453      1,715,950
PROPERTY AND EQUIPMENT, NET                         560,583        577,657
OTHER ASSETS                                          5,089         42,243
                                                  ------------------------
TOTAL ASSETS                                     $3,465,519     $5,077,808
                                                 =========================
==========================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable                                   $313,145      $367,904
Accrued liabilities                                 150,674       213,447
Due to related parties, net                          36,520     1,772,852
Line of credit                                            -       235,000
Other Liabilities                                   200,087        70,073
                                                    ---------------------
Total current liabilities                           700,426     2,659,276
                                                    ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
5% Cumulative convertible preferred stock,
$.00001 par value;10,000,000 shares authorized;
7,900,004 and nil shares issued and outstanding,
liquidation preference $3,555,002 and $nil              79             -
Common stock, $.005 par value; 25,000,000 shares
authorized; 12,500,710 and 18,035,966 shares
issued and outstanding                              62,504        90,180
Additional paid-in capital                      22,614,494    17,962,534
Accumulated deficit                            (19,969,346)  (15,643,692)
Foreign currency translation adjustment             57,362         9,510
                                                ------------------------
Total stockholders' equity                       2,765,093     2,418,532
                                                ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $3,465,519    $5,077,808
                                                ========================

The accompanying notes are an integral part of these consolidated financial statements.


                            WATERPUR INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
------------------------------------------------------------------------------
                                                1997         1996         1995
------------------------------------------------------------------------------

SALES                                     $1,301,575   $1,017,071   $  382,158
COST OF GOODS SOLD                         1,024,319      856,550      300,752
VALUATION RESERVE FOR INVENTORY              365,734            -      188,837
                                         -------------------------------------
GROSS PROFIT (LOSS)                          (88,478)     160,521   (  107,431)
                                         -------------------------------------

COSTS AND EXPENSES:
  Selling, general and administrative
    expense                                2,751,371    3,440,258    2,944,669
  Depreciation and amortization              161,833      136,089       32,272
  Research  and development                  202,916      675,891      185,053
  Sales returns and allowances               406,674            -            -
                                         -------------------------------------
     Total cost and expenses               3,522,794    4,252,238    3,161,994
                                         -------------------------------------

LOSS FROM OPERATIONS                     ( 3,611,272)  (4,091,717) ( 3,269,425)

OTHER INCOME (EXPENSE):
  Loss on sale of investment in affiliate  ( 791,198)           -            -
  Other income (expense)                      76,816      129,371    ( 128,805)
                                         -------------------------------------
                                           ( 714,382)     129,371    ( 128,805)
                                         -------------------------------------
LOSS FROM CONTINUING OPERATIONS           (4,325,654)  (3,962,346)  (3,398,230)
                                         -------------------------------------
DISCONTINUED OPERATIONS:
     Loss from discontinued operations             -            -    (  77,354)
     Gain on disposal of discontinued operations   -            -      109,783
                                         -------------------------------------
INCOME  (LOSS) FROM DISCONTINUED OPERATIONS        -            -       32,429
                                         -------------------------------------

NET LOSS                                 $(4,325,654) $(3,962,346) $(3,365,801)
                                         =====================================
------------------------------------------------------------------------------
LOSS PER COMMON SHARE:
     Net loss from continuing operations $(4,325,654) $(3,962,346) $(3,398,230)
     Dividends on cumulative preferred
      stock                                        -  (   200,000)  (   37,500)
                                         -------------------------------------
     Net loss from continuing
      operations applicable to
      common shares                      $(4,325,654) $(4,162,346) $(3,435,730)
                                         =====================================
     Loss per common share from
      continuing operations              $    (0.24)  $    (0.33)  $     (0.31)
     Loss per common share from
      discontinued operations                     -           -           -
                                         -------------------------------------
NET LOSS PER COMMON SHARE                $    (0.24)  $    (0.33)  $     (0.31)
                                         =====================================
 WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                            18,115,181   12,480,178    11,032,179
                                         =====================================
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements


                         WATERPUR INTERNATIONAL INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                    Number                   Number                   Additional
                                 of Common     Common  of Preferred  Preferred           Paid-in
                                    Shares      Stock        Shares     Stock            Capital

                               -----------  ---------  -------------  -----------  ------------
BALANCES AT SEPTEMBER 30, 1994  10,623,556   $ 53,118              -   $        -   $ 7,879,761
                               -----------  ---------  -------------  -----------  ------------

  Private placement                500,000      2,500              -            -       997,500
  Private placement of units     1,000,000      5,000              -            -     2,370,000
   Issuance of shares for services 100,000        500              -            -       199,500
  Exercise of VVC warrants         221,210      1,106              -            -       324,554
  Issuance of compensatory stock
     options                             -          -              -            -        99,500
  Preferred stock:
     Issued for retirement of debt       -          -      3,000,000           30     2,378,445
     Issued for cash                     -          -      1,000,000           10     1,999,990
  Foreign currency translation
     adjustment                          -          -              -            -             -
  Net loss                               -          -              -            -             -
                               -----------  ---------  -------------  -----------  ------------
 BALANCES AT SEPTEMBER 30, 1995 12,444,766     62,224      4,000,000           40    16,249,250
                               -----------  ---------  -------------  -----------  ------------

  Issuance of shares for services   25,000        125              -            -        24,875
  Exercise of stock options         33,500        167              -            -        33,333
  Conversion to common shares    4,000,000     20,000     (4,000,000)   (      40)   (   19,960)
  Shares issued in exchange for
   investment in affiliated
   company                       1,532,700      7,664              -            -     1,525,036
  Collection of subscription
     receivable                          -          -              -            -       150,000
  Net loss                               -          -              -            -             -
  Dividend declared on convertible
     preferred stock                     -          -              -            -             -
                               -----------  ---------  -------------  -----------  ------------
BALANCES AT SEPTEMBER 30, 1996  18,035,966   $ 90,180              -   $        -   $17,962,534
                               -----------  ---------  -------------  -----------  ------------

  Exercise of stock options         99,500        498                                    49,502
  Preferred Stock:
    Issued for retirement of deb                          t5,082,626           51     4,574,312
    Conversion of common shares (5,634,756)   (28,174)     2,817,378           28        28,146
  Foreign currency translation
     adjustment
  Net Loss
                               -----------  ---------  -------------  -----------  ------------
BALANCES AT SEPTEMBER 30, 1997  12,500,710   $ 62,504      7,900,004   $       79   $22,614,494
                               ===========  =========  =============  ===========  ============


Table Continued
                                                    Foreign          Total
                                                   Currency     Stockholders'
                                  Accumulated   Translation       Equity
                                      Deficit      Adjustment    (Deficiency)

                                 -------------  ------------  ---------------
BALANCES AT SEPTEMBER 30, 1994   $ (8,078,045)  $      8,724  $     (136,442)
                                 -------------  ------------  ---------------

  Private placement                                                1,000,000
  Private placement of units                                       2,375,000
   Issuance of shares for services          -              -         200,000
  Exercise of VVC warrants                  -              -         325,660
  Issuance of compensatory stock
     options                                -              -          99,500
  Preferred stock:
     Issued for retirement of debt          -              -       2,378,475
     Issued for cash                        -              -       2,000,000
  Foreign currency translation
     adjustment                             -            786             786
  Net loss                         (3,365,801)             -      (3,365,801)
                                 -------------  ------------  ---------------
 BALANCES AT SEPTEMBER 30, 1995   (11,443,846)         9,510       4,877,178
                                 -------------  ------------  ---------------

  Issuance of shares for services           -              -          25,000
  Exercise of stock options                 -              -          33,500
  Conversion to common shares               -              -               -
  Shares issued in exchange for
   investment in affiliated company         -              -       1,532,700
  Collection of subscription
     receivable                             -              -         150,000
  Net loss                        ( 3,962,346)             -     ( 3,962,346)
  Dividend declared on convertible
     preferred stock              (   237,500)             -     (   237,500)
                                 -------------  ------------  ---------------
BALANCES AT SEPTEMBER 30, 1996   $(15,643,692)  $      9,510  $    2,418,532
                                 -------------  ------------  ---------------

  Exercise of stock options                                           50,000
  Preferred Stock:
      Issued for retirement of debt                                4,574,363
      Conversion of common shares                                          -
  Foreign currency translation
     adjustment                                       47,852          47,852
   Net loss                        (4,325,654)                    (4,325,654)
                                 -------------  ------------  ---------------
BALANCES AT SEPTEMBER 30, 1997   $(19,969,346)  $     57,362  $    2,765,093
                                 =============  ============  ===============


The accompanying notes are an integral part of these consolidated financial statements


                         WATERPUR INTERNATIONAL INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                          -----------------------------------
                                                 1997        1996        1995
                                          -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                  $(4,325,654)$(3,962,346)$(3,365,801)
ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH USED IN OPERATING ACTIVITIES:
 Depreciation and amortization                161,833     136,089      32,272
 Write down of inventory                      365,734
 Loss on sale of investment in affiliate      791,198
 Gain on disposal of discontinued operations        -           -  (  109,783)
 Other non-cash expense                       (49,623)     25,000     299,658
 (Increase) decrease in accounts receivable  (180,210) (  215,350)    110,334
 (Increase) decrease in inventories           313,169  (1,714,072)    143,210
 (Increase) decrease in prepaid expenses
  and other assets                            (12,642)     43,690  (   74,043)
 Increase (decrease) in accounts payable
  and accrued liabilities                      12,482     262,188  (   36,664)
 Increase in advances from related
  parties                                   2,995,466   1,315,307     985,608
                                          -----------------------------------
   Net cash provided by (used in)
    operating activities                       71,753  (4,109,494) (2,015,209)
                                          -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment in affiliate        ( 136,215) (   33,250)          -
 Proceeds from sale of investment in
  affiliate                                   898,051           -           -
 Proceeds from sale of assets                       -           -     191,709
 Decrease (increase) in restricted
  investments                                 250,000  (  250,000)          -
 Decrease in other assets                           -      35,647           -
 Purchase of property and equipment         ( 145,142) (  668,557) (   90,710)
                                          -----------------------------------
 Net cash provided by (used in) investing
  activities                                  866,694  (  916,160)    100,999
                                          -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                           -   2,375,000   1,000,000
 Issuance of preferred stock                        -   2,000,000           -
 Issuance of VVC common stock                       -           -     325,660
 Issuance of common stock for exercise
  of stock options                             50,000      33,500           -
 (Decrease) increase in line of credit       (235,000)    235,000           -
                                          -----------------------------------
    Net cash provided by (used in)
     financing activities                    (185,000)  4,643,500   1,325,660
                                          -----------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                     33,759           -         786
                                          -----------------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             787,206  (  382,154) (  587,764)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                     77,553     459,707   1,047,471
                                          -----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $864,759     $77,553    $459,707
                                          ===================================
CASH PAID FOR INTEREST                        $11,697     $41,037    $      -
                                          ===================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of common stock for subscription
  receivable                             $         -    $        - $2,375,000
 Issuance of preferred stock for
   repayment of debt to related party      4,574,363             -  2,378,475
 Issuance of preferred stock
  for subscriptions receivable                     -             -  2,000,000
 Issuance of common stock for
  services                                         -        25,000    200,000
 Issuance of common stock to
  acquire assets                                   -             -          -
 Issuance of common stock
  for investment in affiliate                      -     1,532,700          -
 Receipt of investment in
  affiliate for repayment of
  subscription receivable                          -       150,000          -
 Increase in due to related
  party for dividends on
  preferred stock                                  -       237,500          -
 Conversion of preferred
  stock to common stock                            -        20,000          -
 Conversion of common stock
  to preferred stock                       2,535,640             -          -
 Decrease in investment in
  affiliates for repayment
  of debt to related party                   157,435             -          -


The accompanying notes are an integral part of these consolidated financial statements


                         WATERPUR INTERNATIONAL INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended September 30, 1997, 1996 and 1995, the Company incurred losses of $4,325,654, $3,962,346 and $3,365,801. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately obtain profitability. The Company is actively pursuing equity financing through additional private placements and is discussing project finance possibilities with financial institutions for its water projects.

2.     SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

WaterPur International, Inc. ("WPUR" or the "Company", formerly, Vector Environmental Technologies, Inc.) was incorporated in Delaware on April 3, 1987. The Company operates through its 95% owned subsidiary, Vector Venture Corp. ("VVC"), which holds certain technologies and licenses and various wholly owned subsidiaries: Vector Manufacturing Corp. ("VMC") which provides purchasing and manufacturing services; Vector Vietnam, Ltd., which holds the Vietnamese business license and manages the Vietnamese operations; and STOX Systems, Inc., which markets hazardous materials storage systems.

On June 19, 1995, the Company completed the acquisition of 8,670,618 shares of VVC common stock (approximately 95%) through the issuance of the same number of shares of Company common stock. VVC was related to the Company through the existence of certain common officers, directors and significant stockholders. Therefore, the investment in VVC was accounted for as a combination of entities under common control, which is a method similar to a pooling of interests. The accompanying consolidated financial statements include assets and liabilities of VVC at their historical cost and the operations of VVC for all periods presented.

On June 29, 1995, WPUR issued 3,000,000 5%, cumulative, convertible, voting preferred shares ("Preferred Shares") in exchange for approximately $2,400,000 in debts owed by WPUR to Casmyn Corp. ("Casmyn"). On September 29, 1995, Casmyn purchased an additional 1,000,000 Preferred Shares at $2.00 per share. WPUR is related to Casmyn through the existence of certain officers, directors and significant stockholders. Each Preferred Share was convertible, at Casmyn's option, into one share of WPUR common stock. The provisions of the
Preferred Shares gave Casmyn effective voting control of WPUR with a 56.25% voting majority. Effective September 30, 1996, Casmyn converted these Preferred Shares into common shares thereby relinquishing voting control over WPUR. The conversion of the preferred shares into common shares resulted in Casmyn holding a 24.3% equity interest in the Company. During the fourth quarter of 1996, WPUR issued 1,532,700 of its restricted common shares to Casmyn in exchange for 425,750 shares of Auromar Development Corporation ("Auromar") common stock held as an investment by Casmyn, thereby increasing Casmyn's percentage ownership in the Company to approximately 31.2% at September 30, 1996.

Effective September 30, 1997, the Company issued 7,900,004 shares of Convertible Preferred Stock ("Convertible Preferred Shares") to Casmyn as a result of the following transactions (the "Restructuring"). The Company restructured its debt and equity interest held by Casmyn through (a) the conversion of $4,574,363 (net of $157,435 which represents the market value of 31,487 common shares of Casmyn which was offset against the total debt) of outstanding debt to 5,082,626 Convertible Preferred Shares; and (b) the exchange of 5,634,756 common shares of the Company owned by Casmyn for 2,817,378 Convertible Preferred Shares. Each Preferred Share is entitled to two votes per share, bears no dividend, constitutes a senior security of the Company and may be converted by the holder at any time after twelve months from the date of distribution into two shares of the Common Stock. All remaining Convertible Preferred Shares will be automatically converted into two common shares on the eighteenth month from the distribution date. The number of Convertible Preferred Shares to be received upon the conversion of the outstanding debt was determined based upon the closing market price of the Company's common stock on September 30, 1997. The Restructuring was based upon the advise of independent investment banking firms representing the respective interests of the Company and Casmyn.

Additionally, the Company issued to Casmyn warrants to purchase up to 3,300,000 common shares at a price of $.75 per share exercisable for a three year period.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of WPUR and its wholly or majority owned subsidiaries (collectively, the "Company"). All intercompany transactions and balances have been eliminated on consolidation.

DISCONTINUED OPERATIONS

In 1995, VMC discontinued its metal fabrication business. The results of the metal fabrication operations have been reported separately as discontinued operations in the accompanying consolidated statements of operations for the year ended September 30, 1995. Sales for the metal fabrication segment were $12,379 for the year ended September 30, 1995. After discontinuing its metal fabrication segment, the Company has operated principally in one business segment, the development and sale of environmental technologies, principally water purification.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 1997 and 1996, bank balances held in excess of Federally insured limits were $615,896 and $99,217, respectively.

RESTRICTED INVESTMENTS

At September 30, 1996, the Company had $250,000 of cash invested in short term money market funds that represented collateral for outstanding borrowings under a line of credit (see Note 7). The investments are stated at cost which approximates market value.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated or amortized on a straight-line basis over their estimated useful lives of three to seven years.

INVESTMENT IN AFFILIATES

The investment in affiliates as of September 30, 1996, consisted principally of the Company's investment in the common stock of Casmym Corp. Such common shares were acquired when the Auromar shares owned by the Company were exchanged for Casmyn common shares in the merger between Auromar and Casmyn. Such shares were recorded at an exchange value which approximated market.

REVENUE RECOGNITION

Revenues from sale of water purification equipment are recognized when goods are shipped to customers.

LOSS PER SHARE

Loss per common share is computed on the basis of the weighted average number of outstanding common shares and common stock equivalents, when dilutive.


INVENTORIES

Inventories  are  stated  at  the lower of cost or market.  Cost is determined
using  the  first-in,  first-out  method.    Cost includes material, labor and
manufacturing overhead costs

FOREIGN CURRENCY TRANSLATION

The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into US dollars at the exchange rate in effect at each year end. Income statement accounts are translated into US dollars at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in stockholders' equity.

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

RECLASSIFICATIONS

Certain amounts in the 1996 and 1995 consolidated financial statements and notes thereto have been reclassified to conform with the 1997 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes, based upon current information, that the carrying value of the Company's cash and cash equivalents, restricted investments, accounts receivable and accounts payable and accrued liabilities approximates fair value due to the short maturity of those instruments. The fair value of amounts due to related parties was not determinable because of the related party nature of the amounts. The Company estimates the fair value of its line of credit approximates its carrying value because interest rates on the line of credit approximate market rates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per

Share. The statement is effective for financial statements of the Company for periods ending after December 15, 1997, including interim periods. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the fully diluted EPS computation. The Company will adopt the new statement for its fiscal year ending September 30, 1998, and anticipates that earnings per share calculations will not be significantly different from those previously calculated.

The FASB recently issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt the new statement for its fiscal year beginning October 1, 1998, and anticipates that adoption will not have a significant impact on its consolidated financial statements.

The FASB recently issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosure About Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for segment reporting in the financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new statement for its fiscal year beginning October 1, 1998 and anticipates that providing required disclosures will not result in significantly different information than that which is disclosed in Note 4.

3.     INVENTORY

Inventories at September 30, were comprised of the following:


                     1997        1996
                  ----------  ----------
Raw materials     $  744,113  $1,081,054
Work in progress     638,310      96,500
Finished goods        61,315     945,087
                  ----------  ----------
      Total       $1,443,738  $2,122,641
                  ==========  ==========


During the year ended September 30, 1997, the Company provided a reserve for inventory write-down of certain of its consumer water purification systems in the amount of $365,734. In addition, $406,674 was charged to expense from returns of bottled water that had exceeded its shelf life due to a protracted dispute over distribution rights, which was resolved, subsequent to delivery of the bottled water.

4.     BUSINESS SEGMENTS

The Company operates in one business segment, the development and sale of environmental technologies, principally water purification systems. The Company has operations based in North America, Asia and the Middle East. The table below presents information as to the Company's operations by geographic region.

                                       Year ended    Year Ended    Year Ended
                                    September 30, September 30, September 30,
                                             1997          1996          1995
                                      ---------------------------------------
SALES
 North America                           $368,573      $198,565      $236,533
 Asia                                     933,002       602,942       145,625
 Middle East                                    -       215,564             -
                                      ---------------------------------------
   Total                               $1,301,575    $1,017,071      $382,158
                                      =======================================
LOSS FROM OPERATIONS
  North America                       $(2,090,675)  $(2,897,854)  $(3,147,141)
  Asia                                 (1,415,979)   (1,151,063)     (122,284)
  Middle East                            (104,618)      (42,800)            -
                                      ---------------------------------------
    Total                             $(3,611,272)  $(4,091,717)  $(3,269,425)
                                      =======================================
IDENTIFIABLE ASSETS
  North America                          $921,251    $3,062,382    $5,182,077
  Asia                                  2,527,268     1,783,994       304,382
  Middle East                              17,000       231,432             -
                                      ---------------------------------------
    Total                              $3,465,519    $5,077,808    $5,486,459
                                      =======================================

5.      PROPERTY AND EQUIPMENT


Property and equipment consist of the following at September 30:

                                                        1997             1996
                                               ------------------------------
    Equipment                                   $    726,169   $      701,194
    Leasehold improvements                            10,812           10,812
                                               ------------------------------
            Total                                    736,981          712,006
    Accumulated depreciation and amortization       (176,398)        (134,349)
                                               ------------------------------
    Total property and equipment, net           $    560,583   $      577,657
                                               ==============================


6.  RELATED PARTY TRANSACTIONS

The Company conducts business with various companies that are related through the existence of certain common officers, directors and significant stockholders. In addition, the Company utilizes research, technical and management services provided by Casmyn to develop commercial applications for water purification technologies. Casmyn bills the Company for these services at rates approximating cost recovery. Casmyn billed the Company $242,726, $285,730 and $223,677 for these services for the years ended September 30, 1997, 1996 and 1995.

The Company incurred interest expense to Casmyn of $44,008, $39,536 and $131,629 for the years ended September 30, 1997, 1996 and 1995 respectively.

As a result of these related party transactions, cash advances from and to the Company and other transactions, the Company had a net amount due to related parties at September 30, 1997 and 1996 of $0 and $1,772,852, respectively, including $1,712,421 due to Casmyn at September 30, 1996 which bears interest at 9% per annum and is due one year from the date of the advance.

Effective  September  30,  1997,  the  Company  issued 7,900,004 shares of the
Convertible  Preferred  Stock    to  Casmyn  as  a  result  of  a  corporate
restructuring (see note 8).

7.     LINE OF CREDIT

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

8.     STOCKHOLDERS' EQUITY

The  FASB  issued  SFAS  No.  123  ("SFAS  123")  "Accounting  for  Awards  of
Stock-Based Compensation to Employees" in October, 1995. This statement, effective for the Company's fiscal year ending September 30, 1997, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This Statement defines a fair value based method of accounting  for  an  employee  stock  option  or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect of SFAS 123 on net income and earnings per share.

COMMON STOCK

During the year ended September 30, 1995, the Company completed a private placement for 500,000 shares of common stock for net proceeds of $1,000,000.

On September 29, 1995, the Company completed a private placement of 1,000,000 units for net proceeds of $2,375,000. Each unit consisted of one common share of the Company plus one warrant; two warrants plus $3.00 will entitle the holder to purchase one share of the Company's common stock. All warrants expire  on  October 1, 1999.  At September 30, 1995 the proceeds were included
in  stock  subscriptions  receivable.    The  subscriptions  receivable  were
collected prior to December 31, 1995.

During the fourth quarter of 1996, WPUR issued 1,532,700 of its restricted common shares to Casmyn in exchange for 425,750 shares of Auromar Development Corporation ("Auromar") common stock. The Company recorded these shares at a value of $1,532,700 or $1.00 per share. This value reflects a discount from the price at which WPUR common shares were trading on the NASD Bulletin Board on the date of the transaction. This transaction along with the conversion in 1996 by Casmyn of preferred stock into common stock (see below) resulted in Casmyn increasing its percentage ownership of the Company to approximately 31.2% at September 30, 1996. Effective September 30, 1997, Casmyn exchanged 5,634,756 common shares for Convertible Preferred shares thereby eliminating its ownership position in the Company (see "Preferred Stock" below).

Additionally, the Company issued to Casmyn warrants to purchase up to 3,300,000 common shares at a price of $.75 per share exercisable for a three year period.


PREFERRED STOCK

The Company's Series A preferred stock was initially designated such that the stock could be converted at the option of the holder to common stock on a one-for-one basis (subject to adjustment pursuant to certain common stock transactions), had a $.05 per share cumulative dividend rate and each share was entitled to the equivalent of four common share votes.

On June 29, 1995, the Company sold a voting controlling interest to Casmyn Corp. ("Casmyn"), a company related through certain common officers, directors and significant stockholders, through the issuance of 3,000,000 Series A preferred shares of the Company, in exchange for $2,378,475 in debts owed by the Company. On September 29, 1995, the Company sold Casmyn an additional 1,000,000 Series A preferred shares at $2.00 per share for net proceeds of
$2,000,000.    At  September  30,  1995  the  $2,000,000  was  included  in subscriptions receivable and was collected subsequent to September 30, 1995. At September 30, 1995, Casmyn had effective voting control of the Company with a 56.25% voting interest.

Pursuant to the terms of the preferred stock, effective September 30, 1996, Casmyn converted 4,000,000 shares of Series A preferred stock into common stock of the Company. Upon conversion of preferred stock to common stock, preferred stock dividends in arrears payable to Casmyn were $237,500. The Company recorded the dividend and increased the amounts payable to Casmyn by $237,500.

During the year ended September 30, 1997, the Board of Directors redesignated the preferences and rights of the Company's Series A Convertible Preferred Stock ("Convertible Preferred Shares") such that each Convertible Preferred Share has no dividend rights, has a liquidation preference equal to $0.45 per share, constitutes a senior security of the Company, is entitled to two votes per share and is convertible into two shares of the Company's.

Effective September 30, 1997, the Company issued 7,900,004 Convertible Preferred Shares to Casmyn as a result of the following transactions (the "Restructuring"). The Company restructured its debts and equity interest held by Casmyn through the following:

(a) Conversion of $4,574,363 of outstanding debt to Casmyn (net of $157,435 which represents the market value of 31,487 common shares of Casmyn which was offset against the total debt) to 5,082,626 Convertible Preferred Shares.

(b) Exchange of 5,634,756 common shares of the Company owned by Casmyn for 2,817,378 Convertible Preferred Shares.

(c)    The  Convertible Preferred Shares may be converted by the holder at any
time  after  twelve  months  from  the  distribution  date.    Any  remaining
Convertible Preferred Shares will be automatically converted into two common shares on the eighteenth month from the distribution date.

(d) The sale of 150,000 shares of Casmyn Corp. common stock held by the Company to Casmyn for cash of $5.00 per share. A loss from sale of investment in affiliate of $791,198 was recorded in the year ended September 30, 1997 in connection with this and other sales of Casmyn Corp. common stock made by the Company during the year.

The number of Convertible Preferred Shares to be received upon the conversion of the outstanding debt was determined based upon the closing market price of the Company's common stock on September 30, 1997. The Restructuring was based upon the advise of independent investment banking firms representing the respective interests of the Company and Casmyn.

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

In 1995, options to purchase 606,000 shares of common stock were granted under the ISOP with an exercise price of $1.00 per share which represented the market price per share on the date of grant. In 1997, options to purchase
10,000 shares of common stock were granted under the ISOP with an exercise price of $1.00 per share which represented the market price per share on the date of the grant. All options granted are exercisable for a period of ten years and vest over a three year period.

The Company also adopted a non-qualified Stock Option Plan (SOP), which provides for the granting of options to purchase a maximum of 875,000 shares of the Company's common stock to officers, key employees and advisors of the Company. Options granted under the SOP are not intended to qualify as incentive stock options under the 1981 Act.

In 1995, options to purchase 480,000 shares of common stock at a price of $.01 to $3.00 per share were granted under the SOP. In 1996, options to purchase 35,000 shares of common stock at prices ranging from $1.00 to $2.00 per share were granted under the SOP. In 1997, options to purchase 150,000 shares of common stock were granted under the SOP at a price of $1.25 per share. The options vest on varying terms of periods up to three years. Certain of these options are compensatory in nature and resulted in total compensation expense of $99,500 during the year ended September 30, 1995. During the year ended September 30, 1997 and 1996, 140,000 and 267,000 options, respectively, were canceled.

Prior to September 30, 1994, the Company had granted options to purchase up to a total of 1,350,000 shares of its common stock. These options were not intended to qualify as incentive stock options under the 1981 Act. Included in these options were options to purchase up to 1,000,000 shares at $1.00 per share granted to the Chief Executive Officer of the Company, under an employment agreement. This agreement provides that 25% of such options were vested immediately with the remaining 75% to vest based on the achievement of defined sales goals.

The fair value of each option grant during the fiscal year ended September 30, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5%; no dividends; expected lives ranging from three to ten years; and expected volatility of 37%. The weighted-average fair value of those option grants in 1997 and 1996 is $0.08 and $0.05 respectively. The Company applies APB Opinion 25 and related Interpretations in accounting for its option plans.
  There was no compensation expense recorded related to these options. If compensation costs for grants had been recorded under the SOP and ISOP consistent with the method prescribed by SFAS 123, the effect on compensation expense and loss per share would have been immaterial.

A summary of stock option activity under Company plans follows:


                                                                   Weighted
                                                                    Average
                                            Number             Option Price
                                         of Shares                Per Share
                                        -----------            -------------
    Outstanding at September 30, 1994    1,350,000                    $1.00
    Granted (vested and non-vested)      1,086,000                    $1.17
    Canceled                                     0                        0
    Exercised                                    0                        0
                                        -----------            -------------
    Outstanding at September 30, 1995    2,436,000                    $1.07
    Granted (vested and non-vested)         35,000                    $1.14
    Canceled                            (  267,000)                   $1.00
    Exercised                           (   33,500)                   $1.00
                                        -----------            -------------
    Balance at September 30, 1996        2,170,500                    $1.08
                                        -----------            -------------
    Granted                                150,000                    $1.25
    Canceled                              (140,000)                   $1.00
    Exercised                             ( 99,500)                   $0.50
                                        -----------            -------------
    Balance at September 30, 1997        2,081,000                    $1.14
                                        ===========            =============
    Exercisable at September 30, 1997    1,134,000                    $1.19
                                        ===========            =============

9.  INCOME TAXES

A reconciliation of the income tax benefit (provision) with amounts determined by applying the statutory U.S. Federal income tax rate to the consolidated income (loss) before income taxes is as follows for the year ended September 30:



                                           1997           1996           1995
                                    ------------  ------------  -------------
Tax benefit at U.S. statutory rate   $1,514,000    $ 1,390,000   $  1,180,000
Operating losses with no current
  tax benefit                       ( 1,514,000)  (  1,390,000) (   1,180,000)
                                    ------------  ------------- -------------
Total                                $        -    $         -   $          -
                                   ============   ============= =============

The Company's deferred tax items as of September 30 are as follows:


                                       1997            1996
                                   -------------  --------------
 DEFERRED TAX ASSETS:
 Net operating loss carryforwards  $  4,880,000   $   3,051,000
 Other                                   32,000          28,000
                                   -------------  --------------
 Total deferred tax assets            4,912,000       3,079,000
 DEFERRED TAX LIABILITIES                     -               -
 VALUATION ALLOWANCE                ( 4,912,000)   (  3,079,000)
                                   -------------  --------------
 NET DEFERRED TAX ASSETS           $          -   $           -
                                   =============  ==============


As of September 30, 1997 the Company has net domestic operating loss carryfowards for income tax purposes of approximately $14,000,000 expiring in years through 2012. These losses may not qualify for use under the current Internal Revenue Code due to tax rules concerning ownership changes. Because the future benefits of these loss carryforwards are not considered to be more likely than not, such benefits are fully offset by a valuation allowance.


10.     OPERATING LEASES

The Company has obligations under operating leases for offices and facilities.
 Minimum annual lease payments are as follows:



 1998        $221,249
 1999         107,762
 2000          85,536
 2001          86,237
 2002          86,237
 Thereafter    63,170


Related rental expense was $209,728, $156,857 and $60,685 for the years ended September 30, 1997, 1996 and 1995, respectively.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None of the "reportable events" described in Item 304 (a) (1) (ii) or (iv) of Regulation S-B occurred with respect to the Company within the last two fiscal years, or the subsequent interim period to date hereof.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

Certain information about the directors and executive officers of the Company is contained in the following table:

                                                          SERVED IN CURRENT
NAME               AGE  POSITION                             POSITION SINCE
---------------------------------------------------------------------------
Amyn S. Dahya       40  President, Chief Executive Officer            1994
                        and Chairman of the Board

Sandro Kunzle       42  Director                                      1994

Mehdi C. Nimjee     48  Director                                      1994

Al-Karim Haji       30  Chief Financial Officer                       1997

Douglas C. Washburn 52  Vice President and Treasurer                  1994

Dennis E. Welling   51  Controller and Secretary                      1994


BACKGROUND OF OFFICERS AND DIRECTORS OF THE COMPANY
----------------------------------------------------

AMYN S. DAHYA. Mr. Dahya has extensive international experience in project development, engineering, joint ventures, and finance. Prior to joining the Company in 1993, he held senior positions with Davy McKee, an international engineering firm and in 1987 he founded Casmyn Group of Companies specializing in mineral and environmental engineering, which he has developed for the last ten years. Mr. Dahya serves on the Board of Directors of several companies, including Diamond Fontein International and Casmyn Corp. where he also holds executive management positions.

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

MEHDI C. NIMJEE. Mr. Nimjee brings to the Company twenty-one years of project management experience in the field of analytical chemistry and its applications to exploration, mining, agriculture, hazardous materials handling and the environment. He has also had experience in designing and setting up project specific laboratories internationally. Mr. Nimjee also brings extensive technical expertise to the Company.

AL-KARIM HAJI. Mr. Haji is a graduate of the University of British Columbia, Canada, in Commerce and Business Administration and is a Canadian Chartered Accountant. He brings nine years of financial management experience to the

Company. Prior to joining the Company in 1993, he was with KPMG Peat Marwick in Canada for six years, working for clients such as McDonald Dettweiler (subsequently acquired by Orbital Sciences Corp.), Jim Pattison Industries and the Spectra Group. Through his background, Mr. Haji brings to the Company experience in areas of international business development, strategic planning, financial planning, finance and taxation. Mr. Haji is fluent in several languages.

DOUGLAS C. WASHBURN. Mr. Washburn holds a MBA/CPA and brings twenty-six years of financial management experience to the Company. Prior to joining the Company in 1993 he was a principal at Washburn Partners, a financial consulting firm, from 1990 to 1993. Between 1980 and 1990, he was Vice President and Controller of Armco Financial Corporation, a $1 billion multinational merchant bank and its successor Glenfed Financial Corporation. Through his background he brings to the Company expertise in areas of international finance, planning, taxation, accounting and management information systems.

DENNIS  E.  WELLING.    Mr. Welling, a CPA, currently serves as Controller and
Secretary.    He  has  twenty-six  years  internal  and  external  audit  and controlling experience, including positions with Deloitte & Touche, Armco Steel Corporation and Glenfed Financial Corporation. He has significant management information systems experience in the mining, manufacturing and financial services sectors.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the annual remuneration during the fiscal year ended September 30, 1997, which was paid to or accrued for the account of each of the most highly compensated Executive Officers or directors of the Company whose total cash and cash equivalent remuneration exceeded $100,000. No compensation is currently paid to non-employee directors. The following includes compensation information relating to the Company.

                          SUMMARY COMPENSATION TABLE

                          Annual Compensation         Long Term Compensation
                                                      Securities
                                                      Underlying
                                                      Options           Other
Position                  Year       Salary ($)       (#)               Comp.
-----------------------------------------------------------------------------
Amyn Dahya                1997       $  150,000       1,000,000          -0-
President, CEO and        1996       $  150,000       1,000,000          -0-
Chairman of the Board     1995       $  150,000       1,000,000          -0-


All other executive officers of the Company listed above received a combined annual cash compensation of $102,750 for the fiscal year ended September 30, 1997. In addition, the Company pays a portion of each employee's health insurance premium.

The Company has entered into a ten year employment contract with Amyn Dahya. Pursuant to the terms of this agreement, Mr. Dahya earns an annual base salary of $150,000, which increases by no less than 10% per year if such an increase is approved by the Board of Directors. Under this contract, Mr. Dahya receives normal group benefits available to other of the Company's executives.
  This contract also provides Mr. Dahya with the grant of 5 year non-qualified stock options to purchase shares of the Company's common stock at an exercise price of $1.00 per share pursuant to the following schedule:



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

           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTION/SAR VALUES

                                    Number of
                                    Securities                           Value
                                    Underlying              of Unexercised In-
                                    Unexercised options      the-Money options
                                    at Sept.30, 1997         at Sept. 30, 1997
                Shares      Value   Exercisable/     Exercisable/Unexercisable
Name           Acquired  Realized   Unexercisable                     ($000/s)
=============  ========  ========   ================ =========================

Amyn S. Dahya         0         0   250,000/750,000                     $0/$0
=============  ========  ========   ================ =========================


During 1995 the Company adopted a qualified Incentive Stock Option Plan (ISOP) which provides that a maximum of 700,000 options to purchase the Company's common stock may be granted to officers and employees and advisors of the Company. Options granted under the ISOP are intended to qualify as incentive stock options under the Internal Revenue Code of 1986 as amended (the "Code"),

The ISOP is administered by the Board of Directors through a committee presently consisting of two members of the Board (Committee). The Committee determines which persons receive options, the number of shares that may be purchased under each option, vesting provisions, option terms and exercise price. Options granted under the ISOP are require to have an exercise price equal to or greater than the market price of the Company's common shares at the grant date. In the event an optionee voluntarily terminates his relationship with the Company, he has the right to exercise his accrued options within 3 months of such termination. However, the Company may redeem any accrued options held by an optionee by paying the difference between the option price and the then fair market value. If an optionee's relationship is involuntarily terminated, other than because of death, he also has the right to exercise the accrued options within thirty days of such termination. Upon death, his estate or heirs have one year to exercise his accrued options. .

Options granted under the ISOP are not transferable other than by will or by the laws of descent and distribution. The ISOP provides that the number of shares and the option price will be adjusted on a pro-rata basis for stock splits and stock dividends.

In 1995, options to purchase 606,000 shares of common stock were granted under the ISOP with an exercise price of $1.00 per share which represents the market price per share on the date of grant. In 1996, options to purchase 10,000 shares of common stock were granted under the ISOP with an exercise price of $1.00 per share which represents the market price per share on the date of the grant. All options granted are exercisable for a period of ten years and vest over a three year period.

The Company also adopted a non-qualified Stock Option Plan (SOP), which grants options to purchase a maximum of 875,000 shares of the Company's common stock to officers, key employees and advisors of the Company. Options granted under the SOP are not intended to qualify as incentive stock options under the Code.

The SOP is administered by the Board of Directors through a committee presently consisting of all three members of the Board which determines which persons receive options under the SOP, the number of shares that may be purchased under each option and the vesting period. The term of all options is five years and all options must be granted within five years from the effective date of the SOP.

Options granted under the SOP are not transferable other than by will or by the laws of descent and distribution. The SOP provides that the number of shares and the option price will be adjusted on a pro-rata basis for stock splits and stock dividends.

In 1995, options to purchase 480,000 shares of WPUR's common stock at a price of $.01 to $3.00 per share were granted under the SOP. In 1996, options to purchase 35,000 shares of common stock at prices ranging from $1.00 to $2.00 per share were granted under the SOP. In 1997, options to purchase 150,000 shares of common stock were granted under the SOP at a price of $1.25 per
share.    These  options  vest on varying terms of periods up to three years.
Certain of these options are compensatory in nature and resulted in total compensation expense of $0, $0 and $99,500 during the years ended September 30, 1997, 1996 and 1995 respectively. During the years ended September 30, 1997 and 1996, 140,00 and 267,000 options, respectively were canceled.

Prior to September 30, 1994, the Company had granted options to purchase a total of up to 1,350,000 shares of its common stock. These options are not intended to qualify as incentive stock options under the Code. Included in these options are options to purchase up to 1,000,000 shares at $1.00 granted to the Chief Executive Officer of the Company, under an employment agreement discussed above. This agreement provides that 25% of such options were vested immediately with the remaining 75% to vest based on the achievement of defined sales goals.

The only other benefit plan offered at the present or during 1997 involves a major medical plan which is made available to all employees on a non-discriminatory basis, the Company currently maintains no other stock option plans, no plan which would be termed a "Long-Term Incentive Plan" as explained in Item 402 (a)(6)(iii) of the U.S. Securities and Exchange Act, nor any benefit plan which would give rise to "Long Term Compensation" as defined in Item 402(b)(iv) of the U.S. Securities and Exchange Act, except as described above.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and certain written presentations, no person who was a director, officer, or beneficial owner of more than 10% of the Company's common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information table sets forth certain information regarding the Company's common stock owned on January 7, 1998 by (1) any person (including any "group") who is known by the Company to own beneficially more than 5% of its outstanding common stock, (2) each director and officer, and (3) all officers and directors as a group.


Name and Address of Beneficial     Shares of Common        Percent of Common
Owner                                   Stock Owned      Stock Outstanding**
-----------------------------------------------------------------------------
Dahya Holdings
1335 Greg St. #104                    2,798,698 (1)                    22.0%
Sparks, NV. 89431
-----------------------------------------------------------------------------
Sandro Kunzle
Tenuta Aia Vecchia                       25,000 (2)                      nil
58029 Sassofortino (GR)
Italy
-----------------------------------------------------------------------------
Mehdi C. Nimjee
1800-1500 West Georgia St.               50,000 (2)                      nil
Vancouver, British Columbia
Canada V6G 2Z6
-----------------------------------------------------------------------------
Casmyn Corp.
1335 Greg St. #104                    3,000,000 (3)                    20.9%
Sparks, NV. 89431
-----------------------------------------------------------------------------
All Officers and Directors
of the Company as a Group
(6 persons)                           2,974,548                        23.3%
-----------------------------------------------------------------------------

** Based upon 12,500,710 common shares outstanding at January 7, 1998.

(1) At January 7, 1998, Dahya Holdings, Inc., a foreign corporation, of which Mr. Amyn Dahya is an officer and director, held 2,548,698 common shares of the Company. Mr. Mansoor Dahya, an uncle to Mr. Amyn Dahya, is the majority shareholder of Dahya Holdings, Inc. and holds 91% of the outstanding voting stock of Dahya Holdings, Inc. In view of Amyn Dahya's position as an officer and director of Dahya Holdings Inc. Amyn Dahya may have shared voting and investment power in and to these shares. Also at January 7, 1998, Mr. Dahya had a total of 250,000 exercisable options to purchase common stock of the Company at $1.00 per share.

(2) Represents exercisable options to purchase common stock of the Company at $1.00 per share.

(3) Represents exercisable warrants to purchase common stock of the Company at $0.75 per share.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Casmyn Corp. and Subsidiaries
------------------------------

The Company utilizes certain facilities and employees and officers of Casmyn in conducting its business activities. Casmyn employs several qualified scientists and technologists experienced in the fields of environmental protection, water purification, treatment of effluents from mineral processing operations, and pollution control of water. The Company is utilizing Casmyn's infrastructure in order to develop commercial applications for water purification technologies developed by Casmyn. Casmyn provides research and development services to the Company as required. In addition, Casmyn provides technical staff to the Company as required. Casmyn bills the Company for the services of its technical staff at a rate which approximates cost recovery.

As of September 30, 1997, the Company restructured its debt to Casmyn Corp. and issued convertible preferred stock to Casmyn in exchange for the Company's common stock held by Casmyn Corp. (see Note 8 in the Notes to the Consolidated Financial Statements).

                                   PART IV

ITEM 13.
(a)    3. Exhibits
      ------------
          3.1 Company's amended and restated articles of incorporation*
          3.2 Company's By-Laws*

       4. Instruments defining the rights of holders
      ---------------------------------------------
          4.1 Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock ++

      10.  Material Contracts
      -----------------------
          10.1 Stock Subscription Offer for Vector Environmental Technologies, Inc.**
          10.2 Preferences and rights of Series A Preferred Stock - VETI**
          10.3 Vector Environmental Technologies, Inc. 1995 Incentive Stock option Plan**
          10.4 Societe Generale $2.5 million Subscription Agreement VETI**
          10.5 Employment Agreement with Amyn Dahya***
          10.6 Distribution Agreement with Bristol Worldsource Inc.+
          10.7 Restructure Agreement ++

      11. Statement re: computation of per share earnings (computation can be determined from the material contained in this report)

      21.  Subsidiaries of the Company (see Item 1 - Description of Business)

      27.  Financial Data Schedule
____________________________________________________________________________

* Previously filed with the Commission on Form 10-K for fiscal year ended September 30, 1994
** Previously filed with the Commission on Form 10-KSB for the fiscal year ended September 30, 1995
***   Previously filed with the Commission on Form 10
+ Previously filed with the Commission on Form 10-KSB for the fiscal year ended September 30, 1996
++    Filed herein

(b)   Reports on Form 8-K
      -------------------

September  30,  1997        The Company reported the issuance of approximately
7,750,000 shares of its Convertible Preferred Stock to Casmyn Corp. from the conversion of outstanding debt and the exchange of common stock held by Casmyn Corp. for Convertible Preferred shares. In addition, the Company granted Casmyn Corp. warrants to purchase up to 3,300,000 shares of the Company's common stock at a price of $0.75 per share (see Note 8 in the Notes to the Consolidated Financial Statements).

     SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

WATERPUR INTERNATIONAL INC.

          /s/ Amyn S. Dahya
By:                                                  1/12/98
-----------------------------                 -------------------
Amyn S. Dahya, President and
Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the date indicated.



Signature                                Title                  Date
------------------------  -----------------------------------  -------

/s/ Amyn S. Dahya         President, Chief Executive Officer   1/12/98
------------------------                                       -------
Amyn S. Dahya             and Chairman of the Board
                          (Principal Executive Officer)

/s/ Sandro Kunzle         Director                             1/12/98
------------------------                                       -------
Sandro Kunzle

/s/ Mehdi C. Nimjee       Director                             1/12/98
                                                               -------
Mehdi C. Nimjee

/s/ Al-Karim Haji         Chief Financial Officer              1/12/98
------------------------                                       -------
Al-Karim Haji             (Principal Financial Officer)

 /s/ Douglas C. Washburn  Vice President -  Treasurer          1/12/98
------------------------                                       -------
Douglas C. Washburn

/s/ Dennis E. Welling     Controller, Secretary                1/12/98
------------------------                                       -------
Dennis E. Welling         (Principal Accounting Officer)
