Form 10QSB
period 1997-12-31
WATERPUR INTERNATIONAL INC
filed 1998-02-13
CIK 918997

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                 FORM 10-QSB


[  X  ]  Quarterly report under Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED  DECEMBER 31, 1997
                                -----------------

                                  OR

[     ]  Transition report under section 13 or 15 (d) of the Exchange Act


                        COMMISSION FILE NUMBER 0-23402


                         WATERPUR INTERNATIONAL INC.
              --------------------------------------------------
              (Exact name of registrant as specified in Charter)


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

As of February 3, 1998, 18,035,966 shares of the issuer's common stock were outstanding.

     This report contains 9 pages.  There are no exhibits.

                         WATERPUR INTERNATIONAL INC.
                                 FORM 10-QSB
                                    INDEX



 PART I.                    FINANCIAL INFORMATION                    PAGE NO.
---------  --------------------------------------------------------  --------

                        Item 1 - Financial Statements

           Condensed Consolidated Balance Sheet - December 31, 1997         3

           Condensed Consolidated Statements of Operations - Three
           Months Ended December 31, 1997 and 1996                          4

           Condensed Consolidated Statements of Cash Flows - Three
           Months Ended December 31, 1997 and 1996                          5

           Notes to Condensed Consolidated Financial Statements             6

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8

 PART II.  OTHER INFORMATION
---------  --------------------------------------------------------

           Item 6 - Exhibits and Reports on Form 8-K                       10

           Signatures                                                      10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WATERPUR INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1997

                                    ASSETS

CURRENT ASSETS:


     Cash and cash equivalents                 $  144,445
     Accounts receivable, net                     604,016
     Inventories                                1,443,375
     Prepaid expenses and other assets            131,895
                                               ----------
          Total current assets                  2,323,731

PROPERTY AND EQUIPMENT, NET                       527,282

OTHER ASSETS                                        2,106
                                               ----------
          TOTAL ASSETS                         $2,853,119
                                               ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities  $  756,466
                                               ----------
          Total current liabilities               756,466
                                               ----------

STOCKHOLDERS' EQUITY:
      5% Cumulative convertible preferred
          stock, $.00001 par value; 10,000,000
          shares authorized; 7,900,004 shares
          issued and outstanding                       79
      Common stock, $.005 par value; 25,000,000
          shares authorized; 18,035,966
          shares issued and outstanding            60,504
      Additional paid-in capital               22,614,494
      Accumulated deficit                     (20,639,719)
      Foreign currency translation adjustment      61,295
                                              -----------
      Total stockholders' equity                2,096,653
                                              -----------
        TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                              $2,853,119
                                              ===========

[FN]
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           WATERPUR INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                            1997           1996
                                            -------        -------
SALES                                       $151,753       $288,588
COST OF GOODS SOLD                           121,646        246,678
                                        ------------    -----------
GROSS PROFIT                                  30,107         41,910
                                        ------------    -----------

COSTS AND EXPENSES:
Selling, general and administrative
   expense                                   614,927        686,690
Depreciation and amortization                 52,852         34,022
Research and development                      31,702        117,645
                                        ------------    -----------
                                             699,481        838,357
                                        ------------    -----------
LOSS FROM OPERATIONS                      (  669,374)      (796,447)
                                        ------------    -----------

OTHER EXPENSES                                   999         46,721
                                        ------------    -----------

NET LOSS                                 $(  670,373)      (843,168)

NET LOSS PER COMMON SHARE                      $(.04)          (.05)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                             18,035,966     18,118,711

[FN]

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         WATERPUR INTERNATIONAL INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                     1997           1996
                                                --------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES            $(     709,149) $(    66,985)
                                                --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES              (    13,098)   (    38,679)
                                                --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES                    1,933         54,050
                                                --------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS        (    720,314)   (    51,614)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        864,759         77,553
                                                --------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $     144,445   $     25,939
                                                ==============  =============

[FN]

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's September 30, 1997 Form 10-K. The Form 10-K should be read in conjunction with this quarterly report.

RECENTLY ISSUED ACCOUNTING STANDARDS

INCOME (LOSS) PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128") in the quarter ended December 31, 1997 and has calculated the basic loss per share information as prescribed by SFAS 128. The calculation of the diluted earnings per share has been omitted as the assumed conversion, exercise or contingent issuance of securities would have an antidilutive effect on earnings per share.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997.
  SFAS  130  establishes  standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt the new statement for its fiscal year beginning October 1, 1998, and does not anticipate that adoption will have a significant impact on its consolidated financial statements. Under the new statement the Company will report the change in the foreign currency translation adjustment as a component of comprehensive income.

The FASB recently issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), Disclosure About Segments of an Enterprise and Related Information, which is also effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for segment reporting in the financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new statement for its fiscal year beginning October 1, 1998 and does not anticipate that providing required disclosures will result in significantly different information from that which is currently being disclosed.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996

Revenues for the three months ended December 31, 1997, were $151,753 compared to $288,588 for the three months ended December 31, 1996. The $136,835 decrease was due to a lower level of sales of products in the North American market. The gross profit margin for the three months ended December 31, 1997 was 19.8% compared to 14.5% for the three months ended December 31, 1996 which reflects higher profit margins obtained from consumer sales in Vietnam.

Costs and expenses were $699,481 for the three months ended December 31, 1997, compared to $838,357 for the three months ended December 31, 1996, a decrease of $138,876. Compensation and benefits decreased $149,148 for the three months ended December 31, 1997 compared to the three months ended December 31, 1996 due to decreased staff levels. Expenses related to professional services, primarily legal, and audit decreased by $37,038 in the three months ended December 31, 1997 compared to the three months ended December 31, 1996, as a result of higher prior period audit expenses. Marketing costs increased $58,364 in the three months ended December 31, 1997 compared to the three months ended December 31, 1996 due to higher advertising costs related to the introduction of the Company's consumer water purification product line on radio and television media. Investor relations expenses increased $31,843 due to the Company's new internet web site and increasing its exposure to the investment community. Travel related expenses decreased $58,598 in the three months ended December 31, 1997 compared to the three months ended December 31, 1996 due to decreased travel to Vietnam. Other general and administrative expenses decreased $35,368 in the three months ended December 31, 1997 compared to the three months ended December 31, 1996 due to the Company's continued efforts to reduce expenses. Depreciation expense increased a total of $18,830 in the three months ended December 31, 1997 compared to the three months ended December 31, 1996 due to an increase in fixed assets in the water bottling plant in Vietnam. Research and development related expenses decreased $85,943 in the three months ended December 31, 1997 compared to the three months ended December 31, 1996 due to costs incurred in the three months ended December 31, 1996 associated with the introduction of a new North American products line; commissioning of the Vietnam bottling plant and the pilot community water plant.


CAPITAL RESOURCES AND LIQUIDITY

At December 31, 1997, the Company had positive working capital of $1,567,265, including $144,445 in cash and cash equivalents. Working capital also includes $1,443,375 in inventory . Realization of inventory is dependent on the Company's ability to sell its products. The Company launched a new sales and marketing program such as exposure on radio media in November 1997 thoughout various states in the United States.

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures related to the development of various markets for the Company's water purification products and technologies, particularly in the Commonwealth of Independent States and Asia. The Company is actively pursuing private placement opportunities to meet its future cash requirements. The ability of the Company to continue its business operations and follow through on its business plan depends to a substantial extent on the raising of additional capital, in the form of debt and/or equity. Historically, the Company has relied on Casmyn Corp. to fund its operations. The Company does not expect nor can it rely on financial assistance from Casmyn Corp. No assurance can be given that the Company will be successful in raising capital on terms which will be acceptable.


Net Cash Used in Operating Activities. Net cash used in operating activities was $709,149 for the three months ended December 31, 1997 compared to $66,985 for the three months ended December 31, 1996. The increase in the net cash used in operating activities for the three months ended December 31, 1997 was due principally to net operating losses.

Net Cash Used in Investing Activities. Net cash used in investing activities was $13,098 for the three months ended December 31, 1997 compared to $38,679 for the three months ended December 31, 1996. The decrease in net cash used in investing activities was due to the completion the water bottling plant under construction in Vietnam for the three months ended December 31, 1996.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $1,933 for the three months ended December 31, 1997 compared to net cash provided of $54,050 for the three months ended December 31, 1996. During the three months ended December 31, 1996, the Company received $50,000 from the exercise of stock options and $4,050 from a short term note.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



A.  Exhibits

               None

B.  Forms 8-K

               None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      WaterPur international Inc.

                                             /s/Al-Karim Haji
February 12, 1998                     By _____________________________
                                      Al-Karim Haji, Chief Financial Officer