Form 10QSB
period 1998-03-31
WATERPUR INTERNATIONAL INC
filed 1998-05-15
CIK 918997

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              _________________
                                 FORM 10-QSB


[  X  ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
        Act of 1934

FOR THE QUARTERLY PERIOD ENDED        MARCH 31, 1998
                                      --------------

OR

[     ] Transition report under section 13 or 15 (d) of the Exchange Act


                        COMMISSION FILE NUMBER 0-23402

    _________          WATERPUR INTERNATIONAL INC.                  _________
           (Exact name of registrant as specified in Charter)


   _______________________________DELAWARE________________________________
                (State or other jurisdiction of incorporation)


   _______________________________11-2863244______________________________
                      (IRS Employer Identification No.)

                         1335 GREG STREET, UNIT #104
                             SPARKS, NEVADA 89431
   ---------------------------(702)331-5524_______________________________
        (Address and Telephone Number of Principal Executive Offices)


        Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  X  ]  No  [     ].

  As of May 15, 1998, 12,500,710 shares of the issuer's common stock were outstanding.

     This report contains 10 pages.  There are no exhibits.

                         WATERPUR INTERNATIONAL INC.
                                 FORM 10-QSB
                                    INDEX


PART I.   Financial Information                                    Page No.
                                                                   --------

          Condensed Consolidated Balance Sheet  - March 31, 1998      3

          Condensed Consolidated Statements of Operations - Three
          Months and Six Months ended March 31, 1998 and 1997         4

          Condensed Consolidated Statements of Cash Flows - Six
          Months ended March 31,1998 and 1997                         5

          Notes to Condensed Consolidated Financial Statements        6

          Management's Discussion and Analysis or Plan of Operation   8

PART II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                  10

          Signatures                                                 10

                         WATERPUR INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                    ASSETS
                                    ------

                                         MARCH 31, 1998    SEPTEMBER 30, 1997
                                          (UNAUDITED)          (AUDITED)
                                       --------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                  $58,322              $864,759
     Accounts receivable, net                   803,701               475,856
     Inventories                              1,221,025             1,443,738
     Prepaid expenses and other assets          132,076               109,041
                                       --------------------------------------
          Total Current Assets                2,215,124             2,893,394
                                       --------------------------------------

INVESTMENT IN AFFILIATE                               -                 6,453
EQUIPMENT AND IMPROVEMENTS, NET                 488,430               560,583
RESEARCH AND DEVELOPMENT                        156,966                     -
OTHER ASSETS                                      2,091                 5,089
                                       --------------------------------------
          TOTAL ASSETS                       $2,862,611            $3,465,519
                                       ======================================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES:

     Accounts payable and accrued
       liabilities                             $804,574              $700,426
                                       --------------------------------------

STOCKHOLDERS' EQUITY:
 5% Cumulative convertible
 preferred stock, $.00001 par value;
 10,000,000 shares authorized;
 0 shares issued and outstanding                     79                    79
 Common stock, $.005 par value;
 25,000,000 shares authorized;
 12,500,710 shares issued and outstanding        62,504                62,504
Additional paid-in capital                   22,889,494            22,614,494
Accumulated deficit                         (20,998,569)          (19,969,346)
Foreign currency translation adjustment         104,529                57,362
                                       --------------------------------------
Total Stockholders' Equity                    2,058,037             2,765,093
                                       --------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                      $2,862,611            $3,465,519
                                       ======================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             WATERPUR INTERNATIONAL INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                 1998                 1997
                                               -----------------------------
SALES                                          $  227,231       $  182,646
 Sales Returns & Allowances                             -          (83,848)
                                               -----------------------------
                                                  227,231           98,798
 Cost of Goods Sold                               178,340           66,349
                                               ----------------------------
 GROSS PROFIT                                      48,891           32,449
                                               -----------------------------

COSTS AND EXPENSES:
 Selling, general and administrative expense      453,022          558,164
 Depreciation and amortization                     36,328           34,022
 Research and development                               -          105,489
                                               ----------------------------
                                                  489,350          697,675
                                               ----------------------------
LOSS FROM OPERATIONS                             (440,459)        (665,226)
                                               ----------------------------
INTEREST AND OTHER EXPENSE                         (2,887)          (4,179)
                                               ----------------------------
NET LOSS                                       $ (443,346)       $(669,405)
                                               =============================

NET LOSS PER COMMON SHARE                      $     (.04)       $    (.04)
                                               =============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     12,500,710        18,135,466
                                               =============================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            WATERPUR INTERNATIONAL INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
CONTINUED


                                                       FOR THE SIX MONTHS
                                                          ENDED MARCH 31,
                                                 1998             1997
                                             -----------------------------
SALES                                          $378,983         $471,234
 Sales Returns & Allowances                           -          (83,848)
                                             -----------------------------
                                                378,983          387,386
 Cost of Goods Sold                             318,124          313,027
                                             -----------------------------
 GROSS PROFIT                                    60,859           74,359
                                             -----------------------------

COSTS AND EXPENSES:
 Selling, general and administrative expense  1,015,154        1,244,854
 Depreciation and amortization                   71,042           68,044
 Research and development                             -          223,134
                                             -----------------------------
                                              1,086,196        1,536,032
                                             -----------------------------
LOSS FROM OPERATIONS                         (1,025,337)      (1,461,673)
                                             -----------------------------

INTEREST AND OTHER EXPENSE                       (3,886)         (50,900)
                                             -----------------------------
NET LOSS                                    $(1,029,223)     $(1,512,573)
                                             =============================

NET LOSS PER COMMON SHARE                   $      (.08)     $      (.08)
                                            =============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   12,500,710       18,127,089
                                            =============================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         WATERPUR INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                               (UNAUDITED)

                                                 1998          1997
                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES        $(904,845)   $(1,077,149)
                                            -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES         (176,592)     ( 147,010)
                                            -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES          275,000      1,263,590
                                            -----------------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (806,437)        39,431

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                   864,759         77,553

CASH AND CASH EQUIVALENTS, END OF PERIOD    $  58,322   $    116,984
                                            ============================

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's consolidated financial statements filed as part of the Company's September 30, 1997 Form 10-KSB. The Form 10-KSB should be read in conjunction with this quarterly report.

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

2.     SUBSCRIPTION OF SECURITY UNITS

During the period ended March 31, 1998, the Company had received a deposit amount of $275,000 from three investors with respect to a private placement of
1,375,000 security units.   Each unit comprises one share of common stock plus
two share purchase warrants. Each share purchase warrant entitles holder to purchase one share of common stock at $.25 during the first year and at $.30 during the second year. At March 31, 1997, the deposit of $275,000 had been included in the paid-in capital account as part of stockholders' equity. The Company anticipates that the units will be issued during the third quarter of 1998.

3.     SUBSEQUENT EVENT

As of May 15, 1998, the Company has reached an agreement in principle, subject to documentation, related to the acquisition of an 85 % interest in Casmyn International Inc. from two shareholders of the acquiree. Casmyn International Inc., currently a 55% owned subsidiary of Casmyn Corp. ("Casmyn"), is actively exploring joint-venture water projects with various governmental agencies in the Commonwealth of Independent
States (CIS). The Company is related to Casmyn through certain common directors and officers. Under the terms of the sale arrangement, the Company will pay $30,000 in cash to a minority shareholder of Casmyn International Inc.; and will pay cash or issue common shares equivalent to $55,000 to Casmyn at the time the transaction is concluded.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION

RESULTS OF OPERATIONS

SIX  MONTHS  ENDED  MARCH  31, 1998 COMPARED TO THE SIX MONTHS ENDED MARCH 31,
1997

Gross revenues for the six month period ended March 31, 1998, were $378,983 compared to $471,234 for the six month period ended March 31, 1997, a decrease of $92,251. The decrease is due to a reduction in the sales of consumer products primarily in the North American market. The gross profit for the six month period ended March 31, 1998 was $60,859 (16%) compared to $74,359 (19%) for the same period ended March 31, 1997. The decrease in gross margin of 3% is due to the six month period ended March 31, 1998, having lower profit margins from the consumer product sales in Vietnam compared to the same period in the prior year. The six month period ended March 31, 1997, included an adjustment of $83,848 to revenue caused by the return of products by a distributor in Vietnam as part of a new territorial distribution plan.

Costs and expenses were $1,086,196 for the six month period ended March 31, 1998, compared to $1,536,032 for the same period ended March 31, 1997, a decrease of $449,836. Compensation and benefits decreased $265,411 for the six month period ended March 31, 1998 over the same period last year due to a reduction of staff levels primarily in Vietnam as a result of the closure of the bottling plant. Professional services, which include legal and accounting fees, decreased by $38,064 in the six month period ended March 31, 1998, primarily as a result of a reduction in auditing costs compared to the six month period ended March 31, 1997. Marketing costs increased by $52,677 compared to the six month period ended March 31, 1997, due to higher advertising costs related to the promotion of the Company's consumer water purification product line on radio and television and also as a result of the introduction of a teleconferencing service to shareholders giving them greater
access  to  information  about  the  Company.    Research  and  development
expenditures for the first six months ended March 31, 1998 decreased by $66,168 over the same period last year due to the capitalization of these costs. The Company is concentrating on the research and development of several products, including the WP Series water filtration systems.


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Gross revenues for the three month period ended March 31, 1998, amounted to $227,231 compared to $182,646 for the three month period ended March 31, 1997, an increase of $44,585 before the adjustment in 1997 for the return of products in Vietnam totaling $83,848. The gross profit margin for the period ended March 31, 1998, was $48,891 (22%) compared to gross profit of $32,449 (32%) for the same period ended March 31, 1997. The decrease in gross margin of 10% is due to lower margins on consumer product sales for the three month period ended March 31, 1998 compared to the same period in the prior year.

Costs and expenses were $489,350 for the three month period ended March 31, 1998, compared to $697,675 for the period ended March 31, 1997, a decrease of
$208,325.    Compensation  and  benefits decreased $87,331 for the three month period ended March 31, 1998, compared to the same period ended March 31, 1997, due to a reduction in staff levels primarily in Vietnam, as a result of the closure of the bottling plant. Professional services, which include legal and audit decreased by $30,984 in the three month period ended March 31, 1998 as a result of a reduction in auditing costs compared to the three month period
ended  March  31,  1997.   Travel related expenses of $31,285 during the three
month period ended March 31, 1998 were comparable to the $30,552 incurred during the same period ended March 31, 1997. Expenses related to research and development decreased by $33,019 for the three month period March 31, 1998 compared to the same period of 1997 due to the capitalization of these costs. The Company is concentrating on research and development of new products including the WP series and new filtration media.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 1998, the Company's working capital was $1,410,550, including $58,322 in cash and cash equivalents. Working capital also includes $1,221,025 in inventory, realization of which is dependent on the Company's ability to sell its products. The Company has active sales and marketing programs underway in Vietnam and North American.

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures related to the development of new products and of various markets for the Company's water purification products and technologies, particularly in the Commonwealth of Independent States, Africa and Asia. The Company is actively pursuing private placement opportunities to meet its future cash requirements. The ability of the Company to continue its business operations and follow through on its business plan depends to a substantial extent on its ability to raise additional capital, in the form of debt and/or equity. No assurance can be given that the Company will be successful in raising capital on terms which will be acceptable thus, the timing of future projects will depend significantly on the availability of such funding.

Net Cash Used in Operating Activities. Net cash used in operating activities was $904,845 for the six months ended March 31, 1998, compared to $1,077,149 for the six months ended March 31, 1997. The reduction in cash use is primarily attributable to the increase in accounts receivable.

Net Cash Used in Investing Activities. Net cash used in investing activities was $176,592 for the six months ended March 31, 1998 compared to $147,010 for
the six months ended March 31, 1997.    The increase in cash use is due
primarily to the capitalization of research and development costs related to the research and development of several products including the WP Series water filtration systems and new filtration media.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $275,000 for the six months ended March 31, 1998, compared to $1,263,590 for the six months ended March 31, 1997. During the six months ended March 31, 1998, the Company received $275,000 as a deposit for participation in a private placement which has not been completed as at May 15, 1998. During the same period in 1997, the Company received $1,263,590 in additional advances from related parties.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

               None

B.  Forms 8-K

               None

 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                WaterPur International Inc.

                                              /s/      Debbie Barfurth-Wood
May 15, 1997                              By _____________________________
                                             Debbie Barfurth-Wood, Controller
                                             (Duly authorized and Principal
                                                    Accounting Officer)