Form 10QSB
period 1998-06-30
WATERPUR INTERNATIONAL INC
filed 1998-08-14
CIK 918997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _________________
                                   FORM 10-QSB

[  X  ]     Quarterly  report  under  Section  13  or  15  (d) of the Securities
            Exchange  Act of  1934

FOR  THE  QUARTERLY  PERIOD  ENDED           JUNE  30,  1998
                                            ----------------

                                       OR

[     ]     Transition  report  under  section  13 or 15 (d) of the Exchange Act



                         COMMISSION FILE NUMBER 0-23402

     _____________________ WATERPUR INTERNATIONAL INC._______________________
     ------------------------------------------------------------------------
             (Exact  name of registrant as specified in  Charter)


     _______________________________DELAWARE________________________________
     -----------------------------------------------------------------------
                 (State or other jurisdiction of incorporation)


     _______________________________11-2863244______________________________
     -----------------------------------------------------------------------
                        (IRS Employer Identification No.)

                           1335 GREG STREET, UNIT #104
                              SPARKS, NEVADA 89431
     ____________________________   (702) 331-5524__________________________
     -----------------------------------------------------------------------
          (Address and Telephone Number of Principal Executive Offices)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]
No  [     ].

As of August 12, 1998, 18,875,710 shares of the issuer's common stock were outstanding.

          This  report  contains  11  pages.  There  are  no  exhibits.


                           WATERPUR INTERNATIONAL INC.
                                   FORM 10-QSB
                                      INDEX



PART I.   Financial Information                                      Page No.
                                                                     --------

          Condensed Consolidated Balance Sheet  - June 30, 1998             3

          Condensed Consolidated Statements of Operations - Three
          Months  and Nine Months ended June 30, 1998 and 1997              4

          Condensed Consolidated Statements of Cash Flows - Nine
          Months ended June 30, 1998 and 1997                               5

          Notes to Condensed Consolidated Financial Statements              6

          Management's Discussion and Analysis or Plan of Operation         8

PART II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                        11

          Signatures                                                       11


                           WATERPUR INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------


                                          JUNE 30,     SEPTEMBER 30, 1997
                                            1998           (AUDITED)
                                        (UNAUDITED)
                                        ------------
CURRENT ASSETS:
     Cash and cash equivalents          $     43,890  $            864,759
     Accounts receivable, net                550,186               475,856
     Inventories                           1,104,998             1,443,738
     Prepaid expenses and other assets       125,617               109,041
                                        ------------  --------------------
          Total Current Assets             1,824,691             2,893,394
                                        ------------  --------------------

INVESTMENT IN AFFILIATE                            -                 6,453
EQUIPMENT AND IMPROVEMENTS, NET              457,783               560,583
OTHER ASSETS                                   2,136                 5,089
                                        ------------  --------------------
          TOTAL ASSETS                  $  2,284,610  $          3,465,519
                                        ============  ====================



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT  LIABILITIES:

     Accounts payable and accrued
       liabilities                      $   712,230  $           700,426
                                        -----------  -------------------

STOCKHOLDERS'  EQUITY:
      5% Cumulative convertible
            preferred stock,  $.00001
            par  value;  10,000,000
            shares authorized; 7,900,004
            shares issued and outstanding        79                   79

      Common stock, $.005 par value
            100,000,000  shares
            authorized;  12,500,710
            shares  issued  and
            outstanding;                     62,504              62,504

Additional paid-in capital               23,149,494          22,614,494

Accumulated deficit                    ( 21,696,099)        (19,969,346)

Foreign currency translation adjustment      56,402              57,362
                                    ---------------      --------------

Total Stockholders' Equity                1,572,380           2,765,093
                                    ---------------      --------------

   TOTAL LIABILITIES AND STOCKHOLDERS
      EQUITY                        $     2,284,610      $    3,465,519
                                    ===============      ==============

          SEE  ACCOMPANYING  NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS.


                                       WATERPUR INTERNATIONAL INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                               (UNAUDITED)

                                                  FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                      ENDED JUNE 30,                   ENDED JUNE 30,
                                                      1998           1997           1998            1997
                                               --------------------------   ----------------------------



SALES                                          $   117,251   $    534,788   $    496,234   $  1,006,022
Sales Returns & Allowances                               -        322,826              -        406,674
                                               ------------  -------------  -------------  -------------
                                                   117,251        211,962        496,234        599,348
Cost of Goods Sold                                 124,907        463,361        443,031        776,388
                                               ------------  -------------  -------------  -------------
GROSS PROFIT (LOSS)                                ( 7,656)     ( 251,399)        53,203      ( 177,040)
                                               ------------  -------------  -------------  -------------

COSTS AND EXPENSES:
 Selling, general and administrative expense
                                                   426,546        665,289      1,441,700      1,910,143
 Depreciation and
     amortization                                   40,180         38,524        111,222        106,568
 Research and development                           65,466         79,754        222,432        302,888
                                               ------------  -------------  -------------  -------------
                                                   532,192        783,567      1,775,354      2,319,599
                                               ------------  -------------  -------------  -------------
LOSS FROM OPERATIONS                              (539,848)   ( 1,034,966)   ( 1,722,151)   ( 2,496,639)
                                               ------------  -------------  -------------  -------------

INTEREST AND OTHER                                   ( 716)      ( 60,068)       ( 4,602)     ( 110,968)
  EXPENSES
                                               ------------  -------------  -------------  -------------
NET LOSS                                       $ ( 540,564)  $ (1,095,034)  $ (1,726,753)  $ (2,607,607)
                                               ============  =============  =============  =============

NET LOSS PER COMMON SHARE
                                               $      (.04)  $       (.06)  $       (.14)  $       (.14)
                                               ============  =============  =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                12,500,710     18,135,466     12,500,710     18,131,295
                                               ============  =============  =============  =============

          SEE  ACCOMPANYING  NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS.


                           WATERPUR INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



                                                              1998          1997
                                                       ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES                   $(1,348,141)  $(1,883,418)
                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES                      (  7,708)     (112,916)
                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES                       535,000     1,985,178
                                                       ------------  ------------

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                          (820,869)   (   11,156)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             864,759        77,553

					   	    ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $    43,890   $    66,397
                                                       ============  ============

          SEE  ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           WATERPUR INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS  OF  PRESENTATION

The accompanying condensed, consolidated financial statements are unaudited; however, in the opinion of management, such statements include all adjustments (which are of a normal, recurring nature) necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by WaterPur International Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information not misleading. The results for the interim period are not necessarily indicative of the results that will be realized for the fiscal year.

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

2.     PRIVATE  PLACEMENTS

(i) On March 18, 1998, the Company entered into a private placement with three investors for the issuance of 1,375,000 security units at a price of $.20 per unit. Each unit was comprised of one share of common stock plus two share purchase warrants. Each share purchase warrant entitles holder to purchase one share of common stock at $.25 until March 17, 1999 and at $.30 until March 17, 2000. As at June 30, 1998, the deposit of $275,000 was included in the paid-in capital account as part of stockholders' equity. There were no commissions paid for this transaction. The private placement was completed on July 8, 1998 and was effected pursuant to Section 4(2) of the Securities Act of 1933 as amended and Regulation S promulaged pursuant thereto.

(ii) On May 15, 1998, the Company entered into a private placement with several individuals for the issuance of 5,000,000 security units at a price of $.10 per unit. Each unit is comprised of one share of common stock plus one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at $.20 until May 14, 2000 . The total proceeds from this placement is expected to be $500,000. As at June 30, 1998, proceeds of $260,000 were included in the paid-in capital account as part of stockholders' equity. There were no commissions paid for this transaction. The private placement was completed on July 14, 1998 and was effected pursuant to Section 4(2) of the Securities Acto f 1933 as amended and Regulation S promulgated pursuant thereto.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

Certain of the foregoing information constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, political and economic instability in international markets, the effect of economic conditions, the effect of regulatory and governmental actions, fluctuations in prices, exchange rates, tariffs, and other non-trade barriers.

NINE  MONTHS ENDED JUNE 30, 1998 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1997

Net revenues for the nine month period ended June 30, 1998, were $496,234 compared to $599,348 for the nine month period ended June 30, 1997, a decrease of $103,114. The decrease is due mainly to a reduction in North American consumer products sales of $247,675 which were offset by an increase in sales in Vietnam of $144,561. The gross profit for the nine month period ended June 30, 1998 was $53,203 or 11% compared to a gross loss of $(177,040) or (30%) for the same period ended June 30, 1997. Gross margin increased by $230,243 because in the period ended June 30, 1997 the Company incurred losses related to the return of consumer product in Vietnam and due to the sale of consumer and commercial products in Vietnam at below cost.

Costs and expenses were $1,775,354 for the nine month period ended June 30, 1998, compared to $2,319,599 for the same period ended June 30, 1997, a decrease of $544,245. Compensation and benefits decreased $441,027 for the nine month period ended June 30, 1998 over the same period last year due to a reduction of staff levels primarily in Vietnam as a result of the closure of the bottling plant in 1998. Professional services, which include legal and accounting fees, decreased by $41,065 in the nine month period ended June 30, 1998, primarily as a result of a reduction in auditing costs compared to the nine month period ended June 30, 1997. Marketing costs increased by $59,019 in the third quarter ended June 30, 1998 compared to the same period ended June 30, 1997, due to higher advertising costs related to the promotion of the Company's consumer water purification product line on radio and television and also as a result of the introduction of a teleconferencing service to shareholders giving them greater access to information about the Company. Research and development "R&D" expenditures for the nine months ended June 30, 1998 decreased by $80,456 over the same period last year due to a reduction in staff levels. The Company is concentrating on the research and development of several products, including the WP Series water filtration systems and new filtration media.


THREE  MONTHS  ENDED  JUNE  30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

Net revenues for the three month period ended June 30, 1998, were $117,251 compared to

$211,962 for  the three month period ended
June 30, 1997, a decrease of $94,711. The decrease is due mainly to a reduction in consumer and commercial sales in Vietnam of $113,338. The decrease in consumer and commercial sales in Vietnam was offset by an increase in North American consumer product sales of $18,627. The gross loss for the period ended June 30, 1998, was $7,656 compared to a gross loss of $251,399 for the same period ended June 30, 1997. Gross loss decreased $243,743 in the current year because in the three month period ending June 30, 1997 the Company incurred losses related to the return of consumer products in Vietnam and also the selling of consumer and commercial products in Vietnam at below cost. Although gross loss has decreased significantly in the three month period June 30, 1998 compared to the same period in the prior year, the consumer product and water filtration systems sales in Vietnam have continued to yield negative margins.

Costs and expenses were $532,192 for the three month period ended June 30, 1998, compared to $783,567 for the period ended June 30, 1997, a decrease of $251,375. Compensation and benefits decreased $70,029 for the three month period ended June 30, 1998, compared to the same period ended June 30, 1997, due to a reduction in staff levels primarily in Vietnam as a result of the closure of the bottling plant. Professional services, which include legal and audit decreased by $3,002 in the three month period ended June 30, 1998 as a result of a reduction in auditing costs compared to the three month period ended June 30, 1997. Travel related expenses of $6,157 during the three month period ended June 30, 1998 were significantly lower than the $28,205 incurred during the same period ended June 30, 1997 due to a conscious effort by management to reduce expenditures in Vietnam. Expenses related to research and development decreased by $14,288 for the three month period June 30, 1998 compared to the same period of 1997 due to the reduction in staff levels. The Company is concentrating on research and development of general products including the WP Series and new filtration media.

CAPITAL  RESOURCES  AND  LIQUIDITY

At June 30, 1998, the Company's working capital was $1,112,461, including $43,890 in cash and cash equivalents. Working capital also includes $1,104,998 in inventory, realization of which is dependent on the Company's ability to sell its products. The Company is continuing in its efforts to sell the water bottling plant in Vietnam and its consumer product lines.

Management anticipates that the net use of cash by operations will increase during the foreseeable future due to expenditures related to the development of new products and of various markets for the Company's water purification products and technologies, particularly in Africa and Europe. The Company is actively pursuing private placement opportunities to meet its future cash requirements. The ability of the Company to continue its business operations and follow through on its business plan depends to a substantial extent on its ability to raise additional capital, in the form of debt and/or equity. No assurance can be given that the Company will be successful in raising capital on terms which will be acceptable thus, the timing of future projects will depend significantly on the availability of such funding.

Net  Cash  Used  in Operating Activities.

Net cash used in operating activities was $1,348,141 for the nine months ended June 30, 1998, compared to $1,883,418 for the nine months ended June 30, 1997.

Net  Cash  Used  in Investing Activities.

Net cash used in investing activities was $7,708 for the nine months ended June 30, 1998 compared to $112,916 for the nine months ended June 30, 1997. The decrease in cash use is due primarily due to less investing activities.

Net  Cash  Provided  by  Financing  Activities.
Net cash provided by financing activities was $535,000 for the nine months ended June 30, 1998, compared to $1,985,178 for the nine months ended
June 30, 1997. During the nine months ended June 30, 1998, the Company received $735,000 as a deposit for participation in a private placements which were completed on July 8 and 14, 1998 respectively. During the same period in 1997, the Company received $1,985,178 in additional advances from related parties.

2.     PRIVATE  PLACEMENTS

(i) On March 18, 1998, the Company entered into a private placement with three investors for the issuance of 1,375,000 security units at a price of $.20 per unit. Each unit was comprised of one share of common stock plus two share purchase warrants. Each share purchase warrant entitles holder to purchase one share of common stock at $.25 until March 17, 1999 and $.30 until March 17, 2000. As at June 30, 1998, the deposit of $275,000 was included in the paid-in capital account as part of stockholders' equity. There were no commissions paid for this transaction. The private placement was completed on July 8, 1998 and was effected pursuant to Section 4(2) of the Securities Act of 1933 as amended and Regulation S promulgated pursuant thereto.

(ii) On May 15, 1998, the Company entered into a private placement with several individuals for the issuance of 5,000,000 security units at a price of $.10 per unit. Each unit is comprised of one share of common stock plus one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of common stock at $.20 until May 14, 2000. The total proceeds from this placement is expected to be $500,000. As at June 30, 1998, proceeds of $260,000 were included in the paid-in capital account as part of stockholders' equity. There were no commissions paid for this transaction. The private placement was completed on July 8, 1998 and was effected pursuant to Section 4(2) of the Securities Act of 1933 as amended and Regulation S promulgated pursuant thereto.


3.     OTHER

The Company is reviewing its operations in Vietnam with a view to possibly selling, curtailing, or ceasing operations given the economic situation in Asia and the regulatory climate in Vietnam, including the difficulty in obtaining payment for products sold.

WaterPur has entered into an agreement in principle with BASM Resources Corp. for a Licensing Agreement covering the exclusive rights to treat waste water using the Fiton Process. This process relies on the use of naturally occurring microbes whose performance is accelerated using Fiton, a proprietary nutrient combination, which also acts as a biostimulant and catalyst. The Fiton Process can be used in combination with the Company's WP-100 Filtration units to treat toxic waste. The Company has recently submitted several quotations for olive waste treatment projects in Europe. However, no assurance can be given by the Company as to the success of obtaining such contracts.

On May 11 the Company reached an agreement in principle to acquire an 85% interest in Casmyn International Inc. from two shareholders of the acquiree. Documentation and finalization of the transaction is still subject to negotiation.

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

A.     Exhibits

          None

B.     Forms  8-K

          None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              WaterPur  International  Inc.

                                   /s/      Debbie  Barfurth-Wood
August  12,  1998                         By  _____________________________
                                        Debbie  Barfurth-Wood,  Controller
                                      (Duly  authorized  and  Principal
                                        Accounting  Officer)