Form 10KSB
period 2002-09-30
AQUENTIUM INC
filed 2003-02-14
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended September 30, 2002

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               Commission file number: No. 0-23402

                         AQUENTIUM, INC.
          (Name of small business issuer in its charter)

         Delaware                                        11-2863244
(State of incorporation)                 (I.R.S.  Employer Identification No.)

31500 Grape Street, Suite 3401, Lake Elsinore, California          9253
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number:  (909) 244-1988

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $ 3,252

As of January 30, 2003, the registrant had 6,936,763 shares of common stock outstanding. Since the registrant does not have an active trading market, a market value of the 3,436,763 shares of voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I
Item 1.  Description of Business...........................................3
Item 2.  Description of Property...........................................6
Item 3.  Legal Proceedings.................................................7
Item 4.  Submission of Matters to a Vote of Security Holders...............7

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........7
Item 6.  Management's Discussion and Analysis of Financial Condition
          and Result of Operations.........................................9
Item 7.  Financial Statements.............................................12
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................23

                             PART III

Item 9.  Directors and Executive Officers; Compliance with Section 16(a)..23
Item 10. Executive Compensation...........................................24
Item 11. Security Ownership of Certain Beneficial Owners and Management...24
Item 12. Certain Relationships and Related Transaction....................25
Item 13. Exhibits and Reports on Form 8-K.................................25
Item 14: Controls and Procedures..........................................26
Signatures and Certifications.............................................27

                    FORWARD LOOKING STATEMENTS

      In this annual report references to "Aquentium," "we," "us," and "our" refer to Aquentium, Inc. and its subsidiaries.

      This annual report contains certain forward-looking statements and any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Aquentium's control. These factors include, but are not limited to, economic conditions generally and in the markets in which Aquentium may participate, competition within Aquentium's markets and failure by Aquentium to successfully develop business relationships.

                              PART I

                 ITEM 1: DESCRIPTION OF BUSINESS

Historical Development

      Aquentium, Inc. was incorporated in the state of Delaware on April 3, 1987 as Arnex Investment Group, LTD. Then the corporation name was changed to Vector Environmental Technologies, Inc. in 1993 and then to WaterPur International, Inc. in 1997. On April 2, 2002, WaterPur International entered into an agreement to acquire Aquentium, Inc., a Nevada corporation. WaterPur International issued 4 million shares in exchange for the 5,240,000 shares of Aquentium-Nevada. The transaction was treated as a reverse acquisition and Aquentium-Nevada was the accounting survivor. Then on May 7, 2002, WaterPur International changed the corporation name to Aquentium, Inc.

      As of the date of this filing, Aquentium is a holding company with four wholly-owned subsidiaries. These subsidiaries are briefly described below and more information about each can be found below in "Our Business" and in Item 6: "Acquisitions Treatment."

..      Fiber Application Systems Technology, Inc., an Ontario, Canada
       corporation, is a fiber-optic development company. WaterPur International acquired Fiber Application Systems and its wholly-owned subsidiary, Fast-Fiber, Inc., in July 2002 by exchanging 500,000 common shares for 100% of the Fiber Application Systems shares held by its four shareholders.

..      USA Public Auction, Inc., a Nevada corporation, has developed proprietary software which is designed to operate an online auction web site for new and used car dealerships. We acquired USA Public in August 2002 by issuing 250,000 common shares in exchange for 100% of the USA Public shares held by Al Tamasebi, its sole shareholder.

..      Canby Group Inc., a California corporation, has two divisions; a public relations and consulting service and an early-stage entertainment division. In September 2002, we issued 150,000 common shares in exchange for 100% of the Canby Group shares held by Hal Phillips, its sole shareholder.

..      Food Safe, Inc., a Texas corporation, is a food safety company that has developed equipment and processes that kill pathogens and bacteria found in foods. In October 2002 we acquired Food Safe by issuing 250,000 common shares in exchange for 100% of its shares.

Our Business

      We are a holding company operating on a consolidated basis through our wholly-owned subsidiaries, which are development stage companies. We recorded minimal consolidated revenues to date, we had negative working capital of $30,487 and an accumulated deficit of $58,987 at the year ended September 30, 2002. We intend to rely on future profitable operations of our start-up subsidiaries for capital and intend to acquire more companies, if possible. However, there can be no assurance that we will be successful with our business plan. The operations and intended operations of our wholly-owned subsidiaries are described below.

      Fiber Application Systems Technology, Inc.

      Fiber Application Systems was founded in 1999 to develop highly-accurate current and voltage fiber optic sensors for industrial applications. Aquentium's consolidated revenues of $3,252 for the 2002 fiscal year ended September 30, 2002, were primarily the result of professional fees earned by this subsidiary. Fiber Application Systems operations are located in North York, Ontario, Canada.

      Fiber Application Systems designs and develops fiber optic devises for both sensor and com-systems applications. These products are designed to assist high-voltage electric power management and improve reliability of an electrical power system. They provide more accurate digital information, broader dynamic range, and wider bandwidth. Fiber Application Systems designs and develops:
      .      specialty fibers, including rare-earth dope fibers for telecom amplifiers,
      .      ultraviolet and infrared fibers,
      .      polarization preserving high-birefringent and low-birefringent fibers for various sensor applications,
      .      fibers with custom-made profiles such as two-core, double clad and "holey" fibers, and
      .      customized jacket material of polyamide, metal, or plastic.

In addition, it provides consulting services on polarization problems in high-bit-rate telecom systems, such as compensators, isolators, circulators, or polarization mode dispersion modeling. Problems in these areas may restrict the capacity of high-bit-rate telecom systems when the desired bit-rate is more than ten gigabits per second.

      Fiber Application Systems has filed a provisional application for a patent for a current sensor and the patent is pending. Dr. Viatcheslav Izraelian, one of its founders and Chief Technical Officer, is the co-author of two patents for data-reading systems which have been assigned to another company. He also holds eight Russian patents related to a fiber gyroscope. Dr. Izraelian has over 20 years experience in fiber optic research and development. He has provided consulting services to larger companies such as Honeywell, Siemens, Toshiba, Resonance Photonics, Passat Ltd. and Tellabs Advanced Systems Center.

      Fiber Application Systems markets it products through the Internet and its customers place orders based on each customer's desired specifications. Its primary competitors include NxtPhase Corporation, operating in British Columbia and Toshiba Heavy apparatus division operating in Japan.

      USA Public Auction, Inc.

      USA Public Auction has developed proprietary software that allows new and used car dealers a fully operational, live, online auction web site. USA Public Auction markets its auction service directly to car dealers through its web sites, www.saveatauction.com and www.usadac.com (USA-Dealers-Auction.com). The software was designed for new and used car dealers to auction their vehicles to the public under "YOURNAME.SAVEATAUCTION.COM." Most dealers have a web site, which merely lists automobiles in inventory, but USA Public Auction's software can be customized and programmed so that a live auction can occur on the dealer's web site. However, as of the date of this filing, USA Public Auction has not established customers or recorded revenues.

      USA Public Auction's software has the potential to bring customers and leads to car dealers. Initially, the company intends to focus its market in the United States, and possibly Canada. The software provides a full feature auction site that is user friendly and customized for each dealer.
The software provides a means for the purchasing public to see detailed information about a vehicle, arrange a test drive, ask questions, obtain financing, as well as see who is bidding against them. This auction web site was designed to provide potential car purchasers with ease of access and ease of use, and savings when buying a vehicle from a dealer in their local cities. The web site's tools are designed to provide consumer confidence when shopping online and to allow the consumer to buy a car for the best possible price.

      USA Public Auction competes against other auto auction web sites such as ebay motors, and other sites on Amazon.com, Yahoo! and MSN.

      Canby Group, Inc.

      Canby Group is a development stage company structured with two divisions: Phillips P.R. Review and an early stage entertainment division. The Phillips P.R. Review division offers public relations services centered around the analysis of a client's existing public relations and marketing programs. This division is based on the founder, Hal Phillips', 50 years of experience in the industry. This division provides expertise in forming or re-forming the public image of companies; local, national and international governments, and well-known and lesser known people. It also has a web site located at www.phillipspr.com. The entertainment division intends to acquire operating companies within the entertainment industry which may have products to license or distribute.

      Food Safe, Inc.

      This subsidiary is a development stage company which has developed proprietary food safety equipment and processes that kill pathogens and bacteria and also remove pesticides from food. This process has been designed to produce a food-safe product at the processing and packing levels, all the way through the transportation and distribution channels until the product is delivered to the consumer.

      Food Safe's process uses chlorine in conjunction with its proprietary surfectant called "Food Safe 2600." These chemicals, along with ozone or electronic pasteurization and sanitizing truck washers virtually reduce or eliminate pathogens; including, e-coli, salmonella, and listeria. One of the most important elements of the Food Safe system is its ability to extend the shelf life of a product an additional 10 to 30 days. Considering that over 25% to 35% of a grower's fresh fruits, vegetables and produce never reach an end-user, the extension of the life cycle of a perishable product is advantageous to the producer as well as the consumer.

      Food Safe intends to market the fruits and vegetables treated by its processes to governmental agencies for the military, the veterans' administration and hospitals. It expects to rely on its current management to market their services through contracts, spot market sales and requirement sales for retail chains, health stores, food services, fast food and cruise ship lines. As of the date of this filing, Food Safe has not entered into any contracts with potential customers.

Our Plan

      Our business plan is to seek, investigate, and, if warranted, acquire interests in business opportunities. Our management will analyze the business opportunities; however, none of our management are professional business analysts. In addition, any acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise.

      Our search for business opportunities will not be limited to any particular geographical area or industry, including both the United States and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

      A decision to participate in a specific business opportunity may be made upon our management's analysis of:
      .      the quality of the other company's management and personnel,
      .      the anticipated acceptability of the business opportunity's new products or marketing concept,
      .      the merit of its technological changes,
      .      the perceived benefit that it will derive from becoming a
             publicly held entity, and
      .      numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

      In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand or change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

      It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." See Item 5, below for more details about the penny stock rules. Our common stock is listed on the National Quotation Bureau Electronic Pink Sheets, but does not have an actively traded market at this time. We cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If an active market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers; including, but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

      Certain conflicts of interest exist or may develop between Aquentium and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

Competition

      We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities or persons may have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities.

Employees

      We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as our subsidiaries have minimal operations.


                ITEM 2: DESCRIPTION OF PROPERTIES

      We do not currently own or lease any property. We use office space in the office of our President at no cost. Until we recognize sufficient income, we will not seek independent office space.


                      ITEM 3: LEGAL PROCEEDINGS

      We are not a party to any proceedings or threatened proceedings as of the date of this filing.


      ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.


                             PART II

ITEM 5:  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our common stock is listed on the National Quotation Bureau Electronic Pink Sheets under the symbol "AQNM." Prior to June 4, 2002, our stock traded under the symbol "WPUR." We do not have an actively traded market. On April 26, 2002 a majority of our shareholders authorized a 1-for-200 reverse to be effective May 22, 2002, which reduced our outstanding common stock from 25,352,600 to 126,763.

      The following table lists the range for the high and low bid prices of our common stock for each quarter in the over-the-counter market for the last two fiscal years. This information is based upon bid information listed by the National Quotation Bureau Pink Sheets. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

      Fiscal Quarter Ended                  High Bid            Low Bid
      --------------------                  --------            -------

      December 31, 2000                     $  0.05             $ 0.005
      March 31, 2001                           0.04               0.004
      June 30, 2001                            0.004              0.004
      September 30, 2001                       0.004              0.004

      December 31, 2001                        0.008              0.004
      March 31, 2002                           0.009              0.001
      June 30, 2002                            3.00               0.20
      September 30, 2002                       6.50               2.25

      Our shares may be subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:
      .     registered and traded on a national securities exchange meeting specified criteria set by the SEC;
      .     authorized for quotation from the NASDAQ stock market;
      .     issued by a registered investment company; or
      .     excluded from the definition on the basis of share price or the issuer's net tangible assets.

      These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser's written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

      As of January 30, 2003, we had approximately 248 stockholders of record.

Dividends

      We have not paid cash or stock dividends and have no present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely. However, our board of directors may revisit this matter from time to time and may determine our earnings, financial condition, capital requirements and other factors allow the payment of dividends.

Securities Under Equity Compensation Plans

      We have not issued any shares, warrants or options based on an equity compensation plan.

Recent Sales of Unregistered Securities

      On November 1, 2002, our Board authorized the issuance of 250,000 common shares valued at $5,000 to Clarence Karney, the sole shareholder of Food Safe, Inc. in exchange for the all of the shares of Food Safe. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

      On October 4, 2002, our Board authorized the issuance of 100,000 common shares valued at $2,000 to Gary Cella and 60,000 common shares valued at $1,200 to Gene Morphew in consideration for consulting services. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

      On September 9, 2002, our Board authorized the issuance of 150,000 common shares valued at $3,000 to Hal Phillips, the sole shareholder of Canby Group, Inc. in exchange for all of the shares of Canby Group. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

      On August 9, 2002, our Board authorized the issuance of 250,000 common shares valued at $5,000 to the Al Tamasebi, the sole shareholder of USA Public Auctions, Inc. in exchange for all of the shares of USA Public Auctions. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

      On June 29, 2002, our Board authorized the issuance of 500,000 common shares valued at $10,000 to the four shareholders of Fiber Application Systems Technology, Inc. in exchange for the shares of Fiber Application Systems. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

      On June 15, 2002, our Board authorized the issuance of 500,000 common shares to Sherry L. Wilson in consideration for services rendered to us for the acquisition of Aquentium, Inc., a Nevada corporation. These services were valued at approximately $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by
Section 4(2) of the Securities Act.

      On June 8, 2002, our Board authorized the issuance of 1,000,000 common shares to Aries Ventures, Inc. for conversion of preferred shares valued at $5,000 that Aries Ventures purchased from our predecessor, WaterPur International, Inc. In addition, we granted warrants to purchase 250,000 common shares at an exercise price of $1.00 which expire through June 8, 2005. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

      On June 1, 2002, our Board authorized the issuance of 4,000,000 common shares valued at $20,000 to eight shareholders of Aquentium-Nevada in exchange for 5,240,000 Aquentium-Nevada shares. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

      In each of the private transactions above we believe that each purchaser either had unrestricted access to detailed material information regarding our operations due to personal relationships with management or was provided the same kind of information regarding our operations as would be available in a registration statement. We believe each possessed sufficient sophistication to evaluate the information provided and was able to bear the economic risk of the purchase. We believe that each purchaser was aware:
      . that the securities had not been registered under federal securities laws;
      . acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;
      . understood that the securities would need to be held indefinitely unless registered or an exemption from registration applied to a proposed disposition; and
      . was aware that the certificate representing the securities would bear a legend restricting their transfer.

      We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 3(b) and 4(2) of the Securities, and the rules and regulations promulgated thereunder.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULT OF OPERATIONS

Going Concern

      Aquentium is a diversified holding company in the development stage and has recorded minimal revenues on a consolidated basis. Our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern. However, our plan is to continue our operations based on anticipated profitable operations of our recently acquired wholly-owned subsidiaries and continue to seek private and public companies as subsidiaries.

Acquisition Treatment

      On April 2, 2002, WaterPur International agreed to acquire Aquentium, Inc., Nevada corporation. In an arm's-length transaction, WaterPur International issued 4 million shares in exchange for 5,240,000 shares of Aquentium-Nevada, and the transaction was valued at approximately $20,000.
The acquisition was accounted for under the purchase method of accounting and was accounted for as a "reverse acquisition" with Aquentium-Nevada as the accounting survivor. Accordingly, our financial statements are the historical financial statements of Aquentium-

Nevada.

      On June 29, 2002, our Board entered into an agreement to acquire Fiber Application Systems Technology, Inc., a Nevada corporation. In an arm's-length transaction, we issued 500,000 common shares valued at approximately $10,000 in a stock-for-stock exchange for 100% of the outstanding shares of Fiber Application Systems. Accordingly, Fiber Application Systems' results of operation have been included with Aquentium's from the closing date in July 2002 and its consolidated assets and liabilities have been recorded at their fair values on the same date.

      On August 6, 2002, our Board agreed to acquire USA Public Auction, Inc., a Nevada corporation. In an arm's-length transaction, we acquired USA Public by issuing 250,000 common shares valued at approximately $5,000 in a
stock-for-stock exchange for 100% of the USA Public shares.   USA Public did
not record any revenues in the 2002 fiscal year.

      On September 9, 2002, our Board entered into an agreement to acquire Canby Group Inc., a California corporation. In an arm's-length transaction, we issued 150,000 common shares, valued at approximately $3,000, in a
stock-for-stock exchange.   Canby Group did not record any revenues in the
2002 fiscal year.

      Then on October 28, 2002, our Board agreed to acquire Food Safe, Inc., a Texas corporation. We issued 250,000 common shares valued at approximately $5,000 through a stock-for-stock exchange for 100% of Food Safe's shares.
Food Safe did not record any revenues in the 2002 fiscal year.

Results of Operations

      Our fiscal year ends September 30 and the following discussions are based on the consolidated operations of Aquentium-Nevada since its inception date of April 30, 2001, and Fiber Applications Systems, USA Public Auction and Canby Group. These discussions should be read in conjunction with our financial statements for the years ended September 30, 2002 and 2001, included in this report.

      Comparison of 2002 and 2001 Year End Period. We did not have any operations during the fiscal year ended September 30, 2001. For the fiscal year ended September 30, 2002, we recorded consolidated revenues of $3,252. These revenues were from professional fees earned by Fiber Application Systems. Total operating expenses were $62,239, with salaries representing $36,400, or 58.5% of the total operating expenses. Professional fees primarily related to our acquisition of Aquentium-Nevada were $13,660, or 21.9% of our total operating expenses for the 2002 year.

      We recorded a net loss of $58,987 for the year ended September 30, 2002, and our net loss per common share was $0.01 for the 2002 year.

Liquidity and Capital Resources

      We have funded our operations primarily through capital contributions from related parties and issuance of our common stock for acquisitions and services. At the year ended September 30, 2002, we had $8,555 cash on hand with total assets of $22,093 and total liabilities of $52,580. Goodwill of $13,538, which represents the excess costs of $18,000 less the net assets of $4,462 of our subsidiaries, accounts for 61.1% of our total assets. Our accumulated deficit was $58,987 at September 30, 2002. Net cash used in operating activities was $3,907. We did not record cash flows from investing activities. Net cash provided by financing activities was $12,462, which represented capital contributions of $7,500 from our President, Mark T. Taggatz, and $4,462 contributed from our subsidiaries.

      Management anticipates losses in the foreseeable future and there can be no assurance that future revenues, if any, will be adequate to absorb operation and other expense. We require additional financing to continue our operations. We expect that additional capital may be provided by future loans from related parties or private placements of our common stock. We foresee that any private placement of stock will be issued pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. Management is considering a limited private placement of preferred stock to be issued under Regulation D; however, any preferred stock or non-convertible preferred stock we issue will be subject to restrictions on voting rights based on our agreement with Aries Ventures, Inc., discussed below. However, there can be no assurance that such an offering will be successful or provide sufficient funds to continue growth during the next twelve months. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingent Liabilities

      We have no commitments for capital expenditures for the next twelve months. On April 2, 2002, Aquentium-Nevada entered into an agreement to satisfy outstanding debts and claims Aries Ventures, Inc., a Nevada corporation, held against WaterPur International. Aries Ventures held preferred stock it had purchased from WaterPur International in 1997 and had not converted. On June 8, 2002, Aries Ventures agreed to convert the preferred shares it held for 1,000,000 of our common shares and warrants to purchase another 250,000 shares at an exercise price of $1.00 for a three year term. The warrants and the underlying common stock have unlimited piggy back registration rights.

      Based on the agreement, Aries Ventures agreed to a lock-up/leak-out arrangement which limited the number of shares Aries Ventures could sell into the public market to 250,000 shares per quarter, cumulatively, for the 2002 calendar year. As of the date of this filing, Aries Ventures has not sold any shares or exercised any warrants. We also agreed to provide anti-dilution protection for the shares which would be adjusted on December 31, 2002 and 2003 so long as Aries Ventures continues to hold the shares and if the market value of our common stock owned by Aries Ventures is less than $12,000,000.
If Aries Ventures sells shares, the anti-dilution protection based on $12,000,000 will be reduced pro rata until such time as Aries Ventures owns less than 250,000 shares. At that time the anti-dilution protection will cease.

      The agreement has a recall provision which provides that during the three year exercise period of the warrants, if we apply for listing and receive written approval for the American Stock Exchange or the NASDAQ Small Cap or National Market System, then Aries Ventures will have the right to call with 30 days written notice any remaining outstanding warrants for an exercise price of $0.01 per warrant. Aries Ventures will have a 20 day period to exercise the warrants after the written notice is received.

      If the aggregate market value of the shares held by Aries Ventures is less than $12,000,000 then it will be entitled to receive newly-issued common shares so that it will own 10% of the outstanding shares of Aquentium. The market value test is based on the average price of our common stock for the 30 consecutive calendar days during the calendar year at which the stock traded at its highest level. As part of this transaction we agreed that if we issued non-convertible preferred stock it would have no voting rights. Also any convertible preferred stock or convertible debt would be included in the anti-dilution protection calculations.

New Accounting Announcements

      On July 20, 2001, FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Intangible Assets." After June 30, 2001, all business combinations must use the purchase method of accounting. Intangible assets acquired in a business combination must be recorded separately from goodwill. Goodwill and intangible assets with indefinite lives may not be amortized and after January 1, 2002 all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. Goodwill and intangible assets with indefinite lives will be tested for impairment annually or whenever there is an impairment indicator. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. These new rules have been applied to the acquisitions we completed during the past fiscal year.

Factors Affecting Future Performance

      We have recorded a net loss for the fiscal year ended September 30, 2002 and may be unable to attain or maintain profitability.

      Our net loss for the fiscal year ended September 30, 2002, was $58,987. We are unable to fund our day-to-day operations through revenues alone and have financed our operations through a combination of loans and sales of our common stock. While we have acquired four wholly-owned subsidiaries, they are development stage companies with only one of them recording revenues for the 2002 fiscal year. We may be unable to increase revenues to the point that we attain and are able to maintain profitability.

      We have a limited operating history and may encounter financial, managerial, technological or other difficulties as management combines operations of our acquisitions.

      We had no operations until we acquired our wholly-owned subsidiaries which are development stage companies with no operations or have been in operation for a short period of time. We may suffer losses as management continues to acquire new subsidiaries or assimilates operations, technologies, services and products of our subsidiaries. We cannot assure that we will be successful in developing and implementing a business strategy that provides for continued growth of all of our subsidiaries.

      We need additional external capital and may be unable to raise it.

      Based on our current plan we believe we may require $1 million additional financing within the next twelve months to continue operations and acquisitions. Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us. Also, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans. If we are unable to obtain additional capital, then we may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, we could be forced to use a large portion of our future revenues to repay principal and interest on those funds. If we issue our securities for capital, the interests of investors and shareholders could be diluted.

      We may pursue acquisitions of complementary service product lines, technologies or other businesses and these acquisitions may interfere with our operations and negatively affect our financial position.

      From time to time, we evaluate potential acquisitions of businesses, services, products, or technologies. These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and recognition of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and, the potential loss of key employees of the acquired company.


                   ITEM 7: FINANCIAL STATEMENTS

                 AQUENTIUM, INC. AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002



                        TABLE OF CONTENTS


Independent Auditor's Report                                                1

Consolidated Balance Sheet as of September 30, 2002                         2

Consolidated Statements of Operations for the Year Ended
September 30, 2002, and from inception through September 30, 2002           3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
for the period from inception through September 30, 2002                    4

Consolidated Statements of Cash Flows for the Year Ended
September 30, 2002 and from inception through September 30, 2002            5

Notes to Consolidated Financial Statements                                6-9

                       George Brenner, CPA
                    A Professional Corporation
                10680 W. PICO BOULEVARD, SUITE 260
                  LOS ANGELES, CALIFORNIA 90064
                 310/202-6445   Fax 310/202-6494

                  REPORT OF INDEPENDENT AUDITOR

Board of Directors
Aquentium, Inc. (a Delaware corporation) formerly WaterPur International, Inc. (A Development-Stage Company)
Lake Elsinore, CA

I have audited the accompanying consolidated balance sheet of Aquentium, Inc., a Delaware corporation formerly WaterPur International, Inc. (a development-stage company) as of September 30, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the periods ended September 30, 2001 and 2002 and the period from April 30, 2001 (date of inception) through September 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial
statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Aquentium, Inc., Delaware as of September 30, 2002 and the results of its operations, stockholders' deficit and cash flows for the year ended September 30, 2002 and from inception (April 30, 2001) through September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2G to the financial statements, the Company's losses from development-stage activities raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management's plans in this regard are also discussed in Note 2G.


                                          /s/ George Brenner

                                         George Brenner, C.P.A.
Los Angeles, California
October 31, 2002

     AQUENTIUM, INC. (FORMERLY WATERPUR INTERNATIONAL, INC.)
                         AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2002


                              ASSETS

Current Assets
     Cash                                                    $     8,555

Goodwill                                                          13,538
                                                             ------------

     TOTAL ASSETS                                            $    22,093
                                                             ============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts Payable                                        $    45,080
     Officer/Stockholder Advance                                   7,500
                                                             ------------

     TOTAL LIABILITIES                                            52,580
                                                             ------------

STOCKHOLDERS' DEFICIT

     Preferred stock ($0.00001 par value)
      10,000,000 shares authorized;
      0 issued and outstanding                                        --
     Common stock ($0.005 par value)
      100,000,000 shares authorized;
      6,476,014 issued and outstanding                            32,380
     Additional Paid In Capital                                  ( 3,880)
     Accumulated Deficit                                         (58,987)
                                                             ------------
     TOTAL STOCKHOLDERS' DEFICIT                                 (30,487)
                                                             ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $    22,093
                                                             ============





   See Accompanying Notes to Consolidated Financial Statements

     AQUENTIUM, INC. (FORMERLY WATERPUR INTERNATIONAL, INC.)
                         AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                  For The Period  For The Year  From Inception
                                     04/30/2001      Ended       04/30/2001
                                   to 09/30/2001  09/30/2002    to 09/30/2002
                                  -------------- ------------- --------------

REVENUE
   Miscellaneous                  $          --  $      3,252  $       3,252
                                  -------------- ------------- --------------

OPERATING EXPENSES
   Common Stock Issued
      for Services                           --        10,000         10,000
   Professional Fees                         --        13,660         13,660
   Salaries                                  --        36,400         36,400
   Other                                     --         2,179          2,179
                                  -------------- ------------- --------------
                                             --        62,239         62,239
                                  -------------- ------------- --------------

NET LOSS BEFORE TAXES                        --       (58,987)       (58,987)

PROVISION FOR INCOME TAXES
   Federal                                   --            --             --
   State                                     --            --             --
                                  -------------- ------------- --------------

NET LOSS                          $          --  $    (58,987) $     (58,987)
                                  ============== ============= ==============

Basic and diluted loss per
   common share                   $       (0.00) $      ( .01) $       ( .01)
                                  ============== ============= ==============
Basic and diluted weighted
 average common shares outstanding    4,000,000     5,734,233      5,687,500
                                  ============== ============= ==============










   See Accompanying Notes to Consolidated Financial Statements




              AQUENTIUM, INC. (FORMERLY WATERPUR INTERNATIONAL, INC.)
                                 AND SUBSIDIARIES
                           (A DEVELOPMENT-STAGE COMPANY)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
            FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2002
                                                                                                Shareholders'
                             Preferred                 Common            Paid-In    Accumulated    Equity/
                       Shares        Amount      Shares      Amount      Capital      Deficit     (Deficit)
                      ----------- ----------- ------------ ----------- ------------ ----------- -------------
Founder's capital
  contribution                --  $       --           --  $       --  $       500  $       --  $        500

Common stock issued
  for reverse merger          --          --    4,000,000      20,000      (20,000)         --            --

Preferred stock
  converted                   --                1,000,000       5,000      ( 5,000)         --            --

Common stock retained
  by shareholders April,
  2002 for the
  acquisition of
  Aquentium, Delaware
  valued at par value
  per share                   --          --       76,014         380       (  380)         --            --

Stock for services            --          --      500,000       2,500        7,500          --        10,000

Acquisitions of
  subsidiaries                --          --      900,000       4,500       13,500          --        18,000

Net (Loss) for the
  period of April 30,
  2001 through
  September 30, 2002          --          --           --          --           --     (58,987)      (58,987)
                      ----------- ----------- ------------ ----------- ------------ ----------- -------------

                              --  $       --    6,476,014  $   32,380  $   ( 3,880) $  (58,987) $    (30,487)
                      =========== =========== ============ =========== ============ =========== =============








           See Accompanying Notes to Consolidated Financial Statements.




           AQUENTIUM, INC. (FORMERLY WATERPUR INTERNATIONAL, INC.)
                              AND SUBSIDIARIES
                        (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 For The Period  For The Year From Inception
                                                   04/30/2001      Ended       04/30/01
                                                 to 09/30/2001    09/30/02    to 09/30/02
                                                 -------------- ------------- -------------
Cash Flows from Operations
   Net Loss                                      $          --  $    (58,987) $    (58,987)
   Adjustments To Reconcile Net Loss
   To Net Cash Used by Operating Activities:
     Stock Issued for Service                               --        10,000        10,000
                                                 -------------- ------------- -------------
     Total Adjustments                                      --      ( 48,987)     ( 48,987)

     Increase in Accounts Payable                           --        45,080        45,080
                                                 -------------- ------------- -------------

     Net Cash (Used) in Operating Activities                --       ( 3,907)      ( 3,907)
                                                 -------------- ------------- -------------

Cash Flows From Investing Activities                        --            --            --


Cash Flows From Financing Activities
   Cash Acquired - Acquisitions                             --         4,462         4,462
   Advance - Stockholder/Officer                            --         7,500         7,500
   Capital Contributed - Founder                            --           500           500
                                                 -------------- ------------- -------------
                                                            --        12,462        12,462
                                                 -------------- ------------- -------------
Net Increase in Cash                                        --         8,555         8,555
Cash - Beginning of Period                                  --            --            --
                                                 -------------- ------------- -------------

Cash - End of Period                             $          --  $      8,555  $      8,555
                                                 ============== ============= =============
Non-Monetary Transactions:
 Issue of 500,000 shares of stock for
    services at $0.02 per share                  $          --  $     10,000  $     10,000

 900,000 common shares issued for
    acquisitions at $0.02 per share              $          --  $     18,000  $     18,000
                                                 ============== ============= =============

Income Taxes Paid                                $          --  $         --  $          -
                                                 ============== ============= =============

Interest Paid                                    $          --  $         --  $
                                                 ============== ============= =============




         See Accompanying Notes to Consolidated Financial Statements



                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND HISTORY

    A.  Business
        --------
        Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 1 D "Development Stage Company"). Its holdings include a public relations and consulting service and an early-stage entertainment division that develops and licenses products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), and the design and development of fiber optic devices for both sensor and com-systems applications (Fiber Applications Systems Technology, Inc.).

    B.  History
        -------
        Aquentium Inc., Delaware, formerly WaterPur International, Inc. (the Company) was incorporated in the state of Delaware on April 3, 1987.

        On April 2, 2002, Aries Ventures, Inc., formerly Casmyn Corp. and holder of 100% of the 5% cumulative convertible preferred stock of WaterPur received 1,000,000 post split shares and 250,000 warrants (Note 4 "Stockholders' Equity") in consideration for the release of any and all outstanding debts or claims that Aries has or may have against WaterPur.

On April 2, 2002 Aquentium, Inc., Delaware acquired 100% of Aquentium, Inc., a Nevada corporation incorporated on April 30, 2001, in exchange for 4,000,000 shares of its common stock. With this transaction the common stock of Aquentium, Inc., Delaware outstanding was: 5,076,014 shares with 4,000,000 held by the Aquentium shareholders, 1,000,000 held by Aries and the remaining shares of 76,014 (post reverse split 200 to 1) held by the former stockholders of WaterPur.

        Aquentium, Delaware formerly WaterPur entered into an asset purchase agreement with Duck Marine Systems, Inc. (a British Columbia Corporation) on May 7, 1999. The agreement was rescinded April 2, 2002.

        In connection with the above transactions the officers and principal stockholders of Aquentium, Delaware, on one hand and Aquentium, Delaware and its subsidiary (Aquentium, Nevada) on the other hand, effected a mutual release of any and all debts and claims that either party may have against each other.

        In substance, the Aquentium, Delaware transaction is considered to be a capital transaction rather than a business combination. Consequently, the transaction is considered a reverse takeover and the accounting treatment will be as if Aquentium, Nevada acquired Aquentium, Delaware. Accordingly, these financial statements are the historical financial statements of Aquentium, Nevada.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A.   Acquisitions
         ------------
         Subsequent to Aquentium, Delaware acquiring Aquentium, Nevada, the following acquisitions were made:

         On June 29, 2002, 100% of Fiber Application Systems Technology was acquired for 500,000 common shares at $0.02 per share or $10,000.

         On August 6, 2002, 100% of USA Public Auction, Inc. was acquired for 250,000 common shares at $0.02 per share or $5,000.

         On September 9, 2002, 100% of Canby Group, Inc. was acquired for 150,000 common shares at $0.02 per share or $3,000.

    B.   Accounting Period
         -----------------
         The Company's fiscal year-end is September 30th. The accompanying consolidated financial statements include the periods from inception, April 30, 2001 through September 30, 2000, October 2001 through September 30, 2002 and the seventeen months from April 30, 2001 (inception) through September 30, 2002.

    C.   Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of the Company and its subsidiaries. There were no inter-company transactions.


    D.   Development Stage Company
         -------------------------
         The accompanying consolidated financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception.

    E.  Use of Estimates
        ----------------
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    F.  New Accounting Pronouncements
        -----------------------------
        On July 20, 2001, FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of the Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

        * All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
        * Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
        * Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
        * Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
        * All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

    G.  Continuing Existence
        --------------------
        The Company is a development-stage company with no revenue to date, negative working capital and a stockholders' deficit.

        The above financial factors raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

        Management's plans to continue in existence are based on obtaining profitable operations from its recently acquired start-up subsidiaries. There can be no assurance these plans will be successful.

    H.  Loss Per Share
        --------------
        Warrants have not been included in the computation of loss per share because their inclusion would be anti-dulitive.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    I.  Goodwill
        --------
        Goodwill represents the excess cost ($18,000) over the net assets ($4,462) of the subsidiaries acquired or $13,538. Management will review periodically the goodwill and, if impaired, will make the appropriate adjustment.

3.  STOCK FOR SERVICES

    Professional services incurred in connection with the Aquentium, Nevada acquisition was $10,000 for which 500,000 restricted shares value at $.02 per share of Aquentium common stock were given to a related party.

4.  STOCKHOLDERS' EQUITY

    The unrestricted 1,000,000 common shares owned by Aries have anti-dilution protection. The stock will be calculated separately on December 31, 2002, 2003 and as long as Aries continues to hold such stock or a fraction thereof. The anti-dilution protection is applicable provided that the aggregate market value of Aquentium's common stock and all spin-offs common stock owned by Aries is less than $12,000,000.

    If at the December 31 calculation date, the value of Aries' outstanding shares is less than $12,000,000 and Aries owns less than 10% of the outstanding shares, Aries will be entitled to receive, without any additional payment, a sufficient number of shares to equal 10% of Aquentium's outstanding shares.

    The 250,000 warrants are cashless, exercisable over three years and have a price of $1.00 per share. The warrants can be recalled at $0.01 per share if Aquentium qualifies for a listing on the American Stock Exchange or the NASDAQ Small Cap Exchange. The recall requires a 30-day notice in which the warrant holders can exercise within 20 days.

5.  INCOME TAXES

    Because of ownership changes, a major portion of Aquentium, Delaware's net operating losses will not qualify as carry forwards under the Internal Revenue Code. The Company provided a valuation allowance for any remaining net operation loss, as it is presently unable to conclude that it is more likely than not that the net operating losses will be used.

6.  SUBSEQUENT EVENT

    In October 2002, Food Safe, Inc., a Texas corporation was acquired by issuing 250,000 common shares in exchange for 100% of its shares.

        ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On August 21, 2002, our Board approved the engagement of George Brenner, Certified Public Accountant, as our independent auditor. During the past two fiscal years we did not consult with George Brenner, C.P.A. regarding either:
(i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that George Brenner, C.P.A. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event. Due to lack of operations and funding during the prior fiscal years we did not engage an independent auditor.


                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)
                 Directors and Executive Officers

      Our executive officers and directors and their respective ages, positions and term of office are set forth below, along with biographical information for each. Our bylaws require three directors who serve until our next annual meeting or until each is replaced by a qualified director. We have a vacancy on our board of directors which management expects to fill within the next 90 days. Our executive officers are appointed by our board of directors and serve at its discretion. Mark T. Taggatz and Sherry L. Wilson are married.

Name                  Age      Position Held                 Director Since
-----                ----      --------------                ---------------

Mark T. Taggatz        38      President, CEO and
                               Chairman of the Board         April 2, 2002

Sherry L. Wilson       39      Secretary/Treasurer
                               and Director                  December 15, 2002

      Mark T. Taggatz was appointed Chairman of the Board on April 2, 2002, and then he was appointed as President on April 15, 2002. He is the President of Wall Street Marketing Group, Inc., a public relations and sales and marketing company. He has been with that company since 1997. Mr. Taggatz formerly was employed in the stock brokerage business as a stockbroker, partner, and president of various brokerage firms.

      Sherry L. Wilson was appointed as interim director on December 15, 2002. On the same date she was appointed as Secretary/Treasurer. From January 2000 to the present, Ms. Wilson has been self-employed as a merger and acquisitions specialist. From 1997 to 2000 she was a senior funder for Western Sunrise Mortgage.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required. Based upon review of the forms and representations furnished to us during the fiscal year ended September 30, 2002, we believe that our director and president, Mark T. Taggatz, failed to timely file a Form 3 and failed to timely file a Form 4 related to one transaction. Aries Ventures, Inc., a more than 10% shareholder, failed to timely file a Form 4 related to one transaction.

                 ITEM 10: EXECUTIVE COMPENSATION

      The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years. We did not pay any compensation to our executive officers for the 2000 and 2001 fiscal years. In addition, we have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.


                    SUMMARY COMPENSATION TABLE


                       Annual Compensation
                       --------------------
Name and principal                                          Other annual
position                Year    Salary ($)   Bonus ($)      compensation ($)
------------------      -----   -----------  ----------     ----------------

Mark T. Taggatz
President, CEO          2002    $      0     $   0          $   0

Sherry L. Wilson
Secretary/Treasurer     2002           0         0              10,000 (1)


      (1) Represents 500,000 common shares issued for consulting services.

Compensation of Directors.

      We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our outstanding common stock by each person or group known to us to own beneficially more than 5% of our outstanding common stock, and ownership of our management. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 6,936,763 shares of common stock outstanding as of January 30, 2003, plus any shares which each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

                    CERTAIN BENEFICIAL OWNERS

                                          Common Stock Beneficially Owned
                                          --------------------------------
Name and Address of            Number of Shares of
Beneficial Owners              Common Stock               Percentage of Class
----------------------------   ------------------------   -------------------
Aries Ventures, Inc.                 1,250,000 (1)                  18.0%
28729 Canwood Street, Suite 207
Agoura Hills, CA 91301

Fiber Application Systems
Technology, Inc.                       500,000                       7.2%

31500 Grape Street, Suite 3401
Lake Elsinore, CA 92532

      (1) Includes 1,000,000 shares held by Aries Ventures and 250,000 shares to be issued upon the exercise of warrants.

                              MANAGEMENT

                                          Common Stock Beneficially Owned
                                          -------------------------------
Name and Address of            Number of Shares
Beneficial Owners              Common Stock           Percentage of Class
--------------------------     ------------------     -------------------

Mark T. Taggatz                  2,500,000 (2)              36.0%
31500 Grape Street, Suite 3401
Lake Elsinore, CA 92532

Sherry L. Wilson                 2,500,000 (3)              36.0%
31500 Grape Street, Suite 3401
Lake Elsinore, CA 92532

All directors and executive      2,500,000                  36.0%
officers as a group

      (2) Represents 500,000 shares held solely by Mr. Taggatz; 500,000 shares held by his spouse; and 1,500,000 shares held by the Taggatz Family Trust.

      (3) Represents 500,000 shares held by Ms. Wilson; 500,000 shares held by her spouse; and 1,500,000 shares held by the Taggatz Family Trust.


     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On April 2, 2002, Aquentium-Nevada entered into an agreement to satisfy outstanding debts and claims Aries Ventures, Inc., a Nevada corporation, held against WaterPur International. Aries Ventures held preferred stock it had purchased from WaterPur International in 1997 and had not converted. On June 8, 2002, Aries Ventures agreed to convert the preferred shares it held for 1,000,000 of our common shares and warrants to purchase another 250,000 shares
at an exercise price of $1.00 for a three year term.   This transaction is
discussed in detail in Item 6: "Commitments and Contingencies," above.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number            Description
-------------     -----------

2.1 Share Purchase Agreement between WaterPur International, Inc. and Aquentium-Nevada, dated April 2, 2002
2.2 Exchange agreement between Fiber Application Systems Technology, Inc. and Aquentium, dated June 29, 2002
2.3               Share Purchase Agreement between USA Public Auction, Inc.
                  and Aquentium, dated August 6, 2002
2.4 Exchange agreement between Canby Group, Inc. and Aquentium, dated September 9, 2002

2.5 Exchange agreement between Food Safe, Inc. and Aquentium, dated October 28, 2002
3.1 Restated Certificate of Incorporation of Aquentium, as amended
3.3               Restated by-laws of Aquentium
10.1 Share Agreement between Aquentium-Nevada and Aries Ventures, Inc., dated April 2, 2002

Reports on Form 8-K

      None.

ITEM 14: CONTROLS AND PROCEDURES

      As a result of new SEC regulations, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On February 11, 2003, our CEO and principal financial officer, Mark T. Taggatz, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.
However, due to the amount of legal and accounting work required to bring the company current, this filing was delayed.

      Also, Mr. Taggatz did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                            SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AQUENTIUM, INC.


                                        /s/ Mark T. Taggatz
Date: February 11, 2003             By: _______________________________
                                        Mark T. Taggatz
                                        President, CEO, Principal Financial
                                        Officer and Director


      In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                         /s/ Sherry L. Wilson
Date: February 11, 2003             By: ______________________________________
                                        Sherry L. Wilson
                                        Secretary/Treasurer and Director


              CHIEF EXECUTIVE OFFICER CERTIFICATION


I, Mark T. Taggatz, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Aquentium, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                     /s/ Mark T. Taggatz

Date: February 11, 2003             ______________________________
                                    Mark T. Taggatz
                                    Chief Executive Officer



            PRINCIPAL FINANCIAL OFFICER CERTIFICATION


I, Mark T. Taggatz, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Aquentium, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.








Date: February 11, 2003             /s/ Mark T. Taggatz
                                    ____________________________________
                                    Mark T. Taggatz
                                    Principal Financial Officer