Form 10QSB
period 2002-12-31
AQUENTIUM INC
filed 2003-02-20
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  December 31, 2002

                                OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                Commission file number: No.0-23402

                         AQUENTIUM, INC.
          (Name of small business issuer in its charter)

         Delaware                                      11-2863244
(State of incorporation)                 (I.R.S.  Employer Identification No.)

31500 Grape Street, Suite 3401, Lake Elsinore, California        92532
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number:  (909) 244-1988


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ ]   No  [X]

As of February 14, 2003, the Registrant had 6,886,014 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Plan of Operations...............................................10

Item 3:  Controls and Procedures..........................................13

                    PART II: OTHER INFORMATION

Item 2:  Changes in Securities............................................13

Item 5:  Other Information................................................14

Item 6:  Exhibits and Reports on Form 8-K ................................14

Signatures and Certifications.............................................15















                 _______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three month period ended December 31, 2002 and 2001 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended December 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.


     In this report references to "Aquentium," "we," "us," and "our" refer to Aquentium, Inc.

     AQUENTIUM, INC. (FORMERLY WATERPUR INTERNATIONAL, INC.)
                         AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                            UNAUDITED

                              ASSETS

                                                          December 31,
Current Assets                                         2002          2001
                                                  ------------- -------------
   Cash                                           $      8,374  $      4,110

Goodwill                                                18,538             -
                                                  ------------- -------------

   TOTAL ASSETS                                   $     26,912  $      4,110
                                                  ============= =============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable                               $     65,695  $          -
   Officer/Stockholder Advance                          11,500         7,500
                                                  ------------- -------------

   TOTAL LIABILITIES                                    77,195         7,500
                                                  ------------- -------------

STOCKHOLDERS' DEFICIT

   Preferred stock ($0.00001 par value)
     10,000,000 shares authorized;
     0 issued and outstanding                                -             -
   Common stock ($0.005 par value)
     100,000,000 shares authorized;
     6,886,014 and 5,576,014 issued and
     outstanding at Dec. 31, 2002 and
     Dec. 31, 2001 respectively                         34,430        27,880
   Additional Paid In Capital                            2,270       (17,380)
   Accumulated Deficit                                 (86,983)      (13,890)
                                                  ------------- -------------
   TOTAL STOCKHOLDERS' DEFICIT                         (50,283)       (3,390)
                                                  ------------- -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $     26,912  $      4,110
                                                  ============= =============







   See Accompanying Notes to Consolidated Financial Statements


        AQUENTIUM, INC. (FORMERLY WATERPUR INTERNATIONAL, INC.)
                           AND SUBSIDIARIES
                     (A DEVELOPMENT-STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               UNAUDITED

                                                  From                         From
                                   For The Three  Inception     For the Three  Inception
                                   Month Period   04/30/2001    Month Period   4/30/2001
                                   Ended          To            Ended          To
                                   Dec. 31, 2002  12/31/2002    Dec. 31, 2001  12/31/2002
                                   -------------- ------------- -------------- ------------
REVENUE
   Miscellaneous                   $           -  $      3,253  $           -  $         -
                                   -------------- ------------- -------------- ------------
OPERATING EXPENSES
   Professional Fees                      11,315        34,975         12,500       12,500
   Salaries                               15,000        51,400              -            -
   Other                                   1,682         3,861          1,390        1,390
                                   -------------- ------------- -------------- ------------
                                          27,997        90,236         13,890       13,890
                                   -------------- ------------- -------------- ------------

NET LOSS BEFORE TAXES                    (27,997)      (86,983)       (13,890)     (13,890)

PROVISION FOR INCOME TAXES
   Federal                                     -             -              -            -
   State                                       -             -              -            -
                                   -------------- ------------- -------------- ------------

NET LOSS                           $     (27,997) $    (86,983) $     (13,890) $   (13,890)
                                   ============== ============= ============== ============
Basic and diluted loss per
   common share                    $       (.004) $      (.015) $       (0.02) $     (0.02)
                                   ============== ============= ============== ============
Basic and diluted weighted average
   common shares outstanding           6,714,275     5,848,653      5,576,014    5,576,014
                                   ============== ============= ============== ============








      See Accompanying Notes to Consolidated Financial Statements


           AQUENTIUM, INC. (FORMERLY WATERPUR INTERNATIONAL, INC.)
                              AND SUBSIDIARIES
                        (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED





                                                           From                         From
                                            For The Three  Inception     For the Three  Inception
                                            Month Period   04/30/2001    Month Period   4/30/2001
                                            Ended          To            Ended          To
                                            Dec. 31, 2002  12/31/2002    Dec. 31, 2001  12/31/2002
                                            -------------- ------------- -------------- ------------
Cash Flows from Operations
  Net Loss                                 $      (27,967) $    (86,954) $     (13,890) $   (13,890)
  Adjustments To Reconcile Net Loss
  To Net Cash Used by Operating Activities:
    Stock Issued for Service                        3,200        13,200         10,000       10,000
                                            -------------- ------------- -------------- ------------
    Total Adjustments                             (24,767)      (73,754)        (3,890)      (3,890)

  Increase in Accounts Payable                     20,615        65,695              -            -
                                            -------------- ------------- -------------- ------------
  Net Cash (Used) in Operating Activities          (4,152)       (8,059)        (3,890)      (3,890)
                                            -------------- ------------- -------------- ------------

Cash Flows From Investing Activities                    -             -              -            -

Cash Flows From Financing Activities
  Cash Acquired - Acquisitions                          -         4,433              -            -
  Capital Contributed                                   -           500            500          500
  Advance - Stockholder/Officer                     4,000        11,500          7,500        7,500
                                            -------------- ------------- -------------- ------------
Total Financing Activities                          4,000        16,433          8,000        8,000
                                            -------------- ------------- -------------- ------------
Net Increase/Decrease in Cash                        (152)        8,374          4,110        4,110
Cash - Beginning of Period                          8,526             -              -            -
                                            -------------- ------------- -------------- ------------
Cash - End of Period                        $       8,374  $      8,374  $       4,110  $     4,110
                                            ============== ============= ============== ============
Non-Monetary Transactions:
  Issue of 160,000 shares of stock for
    services at $0.02 per share             $       3,200  $      3,200  $           -  $         -
  Issue of 500,000 shares of stock for
    services at $0.02 per share             $           -  $     10,000  $      10,000  $    10,000
  1,150,000 common shares issued for
    acquisitions at $0.02 per share         $       5,000  $     23,000  $           -  $         -
                                            ============== ============= ============== ============

Income Taxes Paid                           $           -  $          -  $           -  $         -
                                            ============== ============= ============== ============

Interest Paid                               $           -  $          -  $           -  $         -
                                            ============== ============= ============== ============




         See Accompanying Notes to Consolidated Financial Statements


                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            UNAUDITED

1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do no include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

2.   BUSINESS AND HISTORY
     --------------------

     A.  Business
         --------
         Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 3.C. "Development Stage Company"). Its holdings include a public relations and consulting service and an early-stage entertainment division that develops and licenses products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), and the design and development of fiber optic devices for both sensor and com-systems applications (Fiber Applications Systems Technology, Inc.).

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            UNAUDITED

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     A.  Acquisitions
         ------------
         On October 28, 2002 100% of Food Safe, Inc. a Texas corporation was acquired for 250,000 common shares in exchange for 100% of its shares. The entire transaction was recorded as goodwill.

     B.  Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of the Company and its subsidiaries. There were no inter-company transactions.

     C.  Development Stage Company
         -------------------------
         The accompanying consolidated financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from.

     D.  Use of Estimates
         ----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     E.  Continuing Existence
         --------------------
         The Company is a development-stage company with no revenue to date, negative working capital and a stockholders' deficit.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            UNAUDITED

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

     F.  Loss Per Share
         --------------
         Warrants have not been included in the computation of loss per share because their inclusion would be anti-dulitive.

     G.  Goodwill
         --------
         Goodwill represents the excess cost ($23,000) over the net assets ($4,462) of the subsidiaries acquired or $18,538. Management will review periodically the goodwill and, if impaired, will make the appropriate adjustment.

4.   STOCK FOR SERVICES
     ------------------

     Professional services incurred in connection with consulting services were $3,200 for which 160,000 restricted shares value at $.02 per share of Aquentium common stock were issued.

5.   STOCKHOLDERS' EQUITY
     --------------------

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

     If at the December 31 calculation date, the value of Aries' outstanding shares is less than $12,000,000 and Aries owns less than 10% of the outstanding shares, Aries will be entitled to receive, without any additional payment, a sufficient number of shares to equal 10% of Aquentium's outstanding shares. At December 31, 2002 Aries owned approximately 14.5% of the outstanding shares; consequently there are no shares due Aries.

     The 250,000 warrants are cashless, exercisable over three years and have a price of $1.00 per share. The warrants can be recalled at $0.01 per share if Aquentium qualifies for a listing on the American Stock Exchange or the NASDAQ Small Cap Exchange. The recall requires a 30-day notice in which the warrant holders can exercise within 20 days.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            UNAUDITED


During the quarter ended December 31, 2002 shares of stock were issued as follows:

      160,000 shares for services at $.02/share or         $   3,200
      250,000 shares for an acquisition at $.02/share or       5,000
    ---------                                              ---------
      410,000                                              $   8,200
    ==========                                             =========

6.   INCOME TAXES
     ------------

     Because of ownership changes, a major portion of Aquentium, Delaware's net operating losses will not qualify as carry forwards under the Internal Revenue Code. The Company provided a valuation allowance for any remaining net operation loss, as it is presently unable to conclude that it is more likely than not that the net operating losses will be used.

                    FORWARD LOOKING STATEMENTS

      This Form 10-QSB contains forward-looking statements and for this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and changes by regulatory agencies.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Going Concern

      Aquentium, Inc. is a diversified holding company in the development stage and has recorded minimal revenues on a consolidated basis. Our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern. However, our plan is to continue our operations based on anticipated profitable operations of our recently acquired wholly-owned subsidiaries and to seek private and public companies as subsidiaries.

Acquisition Treatment

      On April 2, 2002, WaterPur International agreed to acquire Aquentium,
Inc., Nevada corporation.     In an arm's-length transaction, WaterPur
International issued 4 million shares in exchange for 5,240,000 shares of Aquentium-Nevada, and the transaction was valued at approximately $20,000.
The acquisition was accounted for under the purchase method of accounting and was accounted for as a "reverse acquisition" with Aquentium-Nevada as the accounting survivor. Accordingly, our financial statements are the historical financial statements of Aquentium-Nevada.

      On June 29, 2002, our Board entered into an agreement to acquire Fiber Application Systems Technology, Inc., an Ontario, Canada corporation. In an arm's-length transaction, we issued 500,000 common shares valued at approximately $10,000 in a stock-for-stock exchange for 100% of the outstanding shares of Fiber Application Systems Technology. Accordingly, Fiber Application Systems Technology's results of operation have been included with Aquentium's from the closing date in July 2002 and its consolidated assets and liabilities have been recorded at their fair values on the same date.

      On August 6, 2002, our Board agreed to acquire USA Public Auction, Inc., a Nevada corporation. In an arm's-length transaction, we acquired USA Public Auction by issuing 250,000 common shares valued at approximately $5,000 in a stock-for-stock exchange for 100% of the USA Public Auction shares. USA Public Auction did not record any revenues for the 2002 fiscal year and the first quarter ended December 31, 2002.

      On September 9, 2002, our Board entered into an agreement to acquire Canby Group Inc., a California corporation. In an arm's-length transaction, we issued 150,000 common shares, valued at approximately $3,000, in a
stock-for-stock exchange.   Canby Group did not record any revenues for the
2002 fiscal year or the 2003 first quarter.

      Then on October 28, 2002, our Board agreed to acquire Food Safe, Inc., a Texas corporation. We issued 250,000 common shares valued at approximately $5,000 through a stock-for-stock exchange for 100% of Food Safe's shares.
Food Safe did not record any revenues for the 2002 fiscal year or for the 2003 first quarter.

Results of Operations

      Our fiscal year ends September 30 and the following discussions are based on the consolidated operations of Aquentium-Nevada, since its inception date of April 30, 2001, and Fiber Applications Systems, USA Public Auction, Canby Group and Food Safe. These discussions should be read in conjunction with our financial statements for the three month periods ended December 31, 2002 and 2001, included in this report.

      Three Month Period Ended December 31, 2002 and 2001. For the three month periods ended December 31, 2002 and 2001, we did not record consolidated revenues. Total operating expenses increased $14,077 for the quarter ended December 31, 2002, compared to the quarter ended December 31, 2001, primarily as a result of $15,000 in salaries paid to our President, Mark T. Taggatz, in the 2003 first quarter. As a result we recorded a net loss of $27,997 for the 2003 first quarter compared to $13,890 for the 2002 first quarter. Our net loss per diluted common share was $0.004 for the 2003 first quarter compared to $0.02 for the comparable period for the 2002 first quarter.

Liquidity and Capital Resources

      We have funded our operations primarily through capital contributions from related parties and issuance of our common stock for acquisitions and services. At the three month period ended December 31, 2002, we had $8,374 cash on hand with total assets of $26,912 compared to $8,555 cash on hand with total assets of $22,093 at the fiscal year ended September 30, 2002. Total liabilities at December 31, 2002, were $77,195 compared to total liabilities of $52,580 at the 2002 fiscal year end. Our accumulated deficit was $86,983 at December 31, 2002, compared to $58,987 at September 30, 2002. For the 2003 first quarter net cash used in operating activities was $24,767 compared to $3,890 for the 2002 first quarter. We did not record cash flows from investing activities for either period. Net cash provided by financing activities was $4,000 for 2003 first quarter compared to $8,000 for the 2002 first quarter.

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

      Based on the agreement, Aries Ventures agreed to a lock-up/leak-out arrangement which limited the number of shares Aries Ventures could sell into the public market to 250,000 shares per quarter, cumulatively, for the 2002 calendar year. As of the date of this filing, Aries Ventures has not sold any shares or exercised any warrants. We also agreed to provide anti-dilution
protection for the shares which is discussed below.   If Aries Ventures sells
shares, the anti-dilution protection will be reduced pro rata until such time as Aries Ventures owns less than 250,000 shares. At that time the anti-dilution protection will cease.

      If the aggregate market value of the shares held by Aries Ventures is less than $12,000,000 then it will be entitled to receive newly-issued common shares so that it will own 10% of the outstanding shares of Aquentium. The determination for any adjustment is determined on December 31, 2002 and 2003 so long as Aries Ventures continues to hold the shares and if the market value of our common stock owned by Aries Ventures is less than $12,000,000. The market value test is based on the average price of our common stock for the 30 consecutive calendar days during the calendar year at which the stock traded at its highest level. As of December 31, 2002, management determined that the aggregate market value of the shares held by Aries Ventures was less than $12,000,000; however, Aries Ventures beneficially owns more than 10% of our outstanding shares. As a result Aries Ventures is not entitled to receive additional shares.

      The agreement has a recall provision which provides that during the three year exercise period of the warrants, if we apply for listing and receive written approval for listing on the American Stock Exchange or the NASDAQ Small Cap or National Market System, then Aquentium will have the right to call, with 30 days written notice, any remaining outstanding warrants for an exercise price of $0.01 per warrant. Aries Ventures will have a 20 day period to exercise the warrants after the written notice is received.

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

Factors Affecting Future Performance

      We have recorded a net loss for the 2003 first quarter and the fiscal year ended December 31, 2002 and may be unable to attain or maintain profitability.

      Our net loss for the three month period ended December 31, 2002 was $27,997 and for the fiscal year ended December 31, 2002, was $58,987. We are unable to fund our day-to-day operations through revenues alone and have financed our operations through a combination of loans and acquisitions with our common stock. While we have acquired four wholly-owned subsidiaries, they are development stage companies with only one of them recording revenues for the 2002 fiscal year. We may be unable to increase revenues to the point that we attain and are able to maintain profitability.

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


ITEM 3: CONTROLS AND PROCEDURES

      We have established formal disclosure controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On February 11, 2003, our President evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures. However, due to the amount of legal and accounting work required to bring the company current, this filing was delayed.

      Also, the President did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved our management who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                    PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

      On October 4, 2002, our Board authorized the issuance of an aggregate of 160,000 common shares, with 100,000 shares issued to Gary Cella and 60,000 shares to Gene Morphew for consulting services valued at $3,200. We relied on an exemption from registration provided by the Securities Act under section 4(2) for a private transaction not involving a public distribution.

      On November 1, 2002, our Board authorized the issuance of 250,000 common shares, valued at $5,000, to Clarence Karney for the acquisition of Food Safe, Inc. We relied on an exemption from registration provided by the Securities Act under section 4(2) for a private transaction not involving a public distribution.

ITEM 5: OTHER INFORMATION

      On February 4, 2003, our wholly-owned subsidiary, Food Safe, Inc., filed an application with the United States Patent Trademark Office for a trademark
for "#1 Patriot Food Safe Fruits and Vegetables."   The trademark application
is under review and management expects a final trademark to be issued within the next six months.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.

Exhibit
Number            Description
-------           -----------
2.1 Share Purchase Agreement between WaterPur International, Inc. and Aquentium-Nevada, dated April 2, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, filed on February 13, 2003)
2.2 Exchange agreement between Fiber Application Systems Technology, Inc. and Aquentium, dated June 29, 2002 (Incorporated by reference to exhibit 2.2 for Form 10-KSB, filed on February 13, 2003)
2.3 Share Purchase Agreement between USA Public Auction, Inc. and Aquentium, dated August 6, 2002 (Incorporated by reference to exhibit 2.3 for Form 10-KSB, filed on February 13, 2003)
2.4 Exchange agreement between Canby Group, Inc. and Aquentium, dated September 9, 2002 (Incorporated by reference to exhibit 2.4 for Form 10-KSB, filed on February 13, 2003)
2.5 Exchange agreement between Food Safe, Inc. and Aquentium, dated October 28, 2002 (Incorporated by reference to exhibit 2.5 for Form 10-KSB, filed on February 13, 2003)
3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed on February 13, 2003)
3.2      Restated by-laws of Aquentium  (Incorporated by reference to exhibit
         3.3 for Form 10-KSB, filed on February 13, 2003)
10.1 Share Agreement between Aquentium-Nevada and Aries Ventures, Inc., dated April 2, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, filed on February 13, 2003)

                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.



                                    Aquentium, Inc.



Date  02/19/03                           /s/ Mark T. Taggatz
                                    By: _______________________________
                                        Mark T. Taggatz
                                        President, CEO, Principal Financial
                                        Officer and Director


            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Mark T. Taggatz, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Aquentium, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: 02/19/03                      /s/ Mark T. Taggatz
                                    ---------------------------------
                                    Mark T. Taggatz
                                    Chief Executive Officer



             PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Mark T. Taggatz, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Aquentium, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 02/19/03                      /s/ Mark T. Taggatz
                                    -----------------------------------
                                    Mark T. Taggatz
                                    Principal Financial Officer