Form 10QSB
period 2003-03-31
AQUENTIUM INC
filed 2003-05-14
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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

As of May 12, 2003, the Registrant had 8,938,763 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Plan of Operations..............................................10

Item 3:  Controls and Procedure..........................................13

                    PART II: OTHER INFORMATION

Item 2:  Changes in Securities ..........................................13

Item 5:  Other Information ..............................................14

Item 6:  Exhibits and Reports on Form 8-K ...............................14

Signatures and Certifications............................................16








                 _______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended March 31, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                         AQUENTIUM, INC.
                        AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                            UNAUDITED
                          MARCH 31, 2003


                              ASSETS

Current Assets

  Cash                                                         $      2,421

Goodwill                                                              8,638
                                                               -------------

  TOTAL ASSETS                                                 $     11,059
                                                               =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                             $     72,811
  Officer/Stockholder Advance                                        19,650
                                                               -------------
  TOTAL LIABILITIES                                                  92,461
                                                                -------------
STOCKHOLDERS' DEFICIT

  Preferred stock ($0.00001 par value)
    10,000,000 shares authorized;
    0 issued and outstanding                                              -
  Common stock ($0.005 par value)
    100,000,000 shares authorized;
    8,888,014 issued and outstanding                                 44,440
  Additional Paid In Capital                                         32,300
  Accumulated Deficit                                              (158,142)
                                                               -------------

  TOTAL STOCKHOLDERS' DEFICIT                                       (81,402)
                                                               -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $     11,059
                                                               =============





    See Accompanying Notes to Consolidated Financial Statements


                              AQUENTIUM, INC.
                             AND SUBSIDIARIES
                       (A DEVELOPMENT-STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                              Three Months               Six Months                From Inception
                                 Ended                     Ended                     04/30/2001
                               March 31,                  March 31,                       To
                          2003           2002         2003          2002       03/31/2003    03/31/2002
                     ------------- -------------- ------------- ------------- ------------- ------------
REVENUE
  Miscellaneous      $          -  $           -  $          -  $          -  $      3,253  $         -
                     ------------- -------------- ------------- ------------- ------------- ------------

OPERATING EXPENSES
  Professional Fees        45,696              -        57,011        12,500        80,671       12,500
  Salaries                 20,000              -        35,000             -        71,400            -
  Other                     5,462              -         7,144         1,390         9,323        1,390
                     ------------- -------------- ------------- ------------- ------------- ------------
                           71,158              -        99,155        13,890       161,394       13,890
                     ------------- -------------- ------------- ------------- ------------- ------------

NET LOSS BEFORE TAXES     (71,158)             -       (99,155)      (13,890)     (161,394)     (13,890)

PROVISION FOR INCOME TAXES
  Federal                       -              -             -             -             -            -
  State                         -              -             -             -             -            -
                     ------------- -------------- ------------- ------------- ------------- ------------

NET LOSS             $    (71,158) $           -  $    (99,155) $    (13,890) $   (158,141) $   (13,890)
                     ============= ============== ============= ============= ============= ============
Basic and diluted
 loss per common
 share               $      (0.01) $           -  $      (0.01) $      (0.00) $      (0.03) $     (0.00)
                     ============= ============== ============= ============= ============= ============
Basic and diluted
 weighted average
 common shares
 outstanding            7,665,192      5,576,014     7,064,069     5,576,014     5,946,932    5,576,014
                     ============= ============== ============= ============= ============= ============





           See Accompanying Notes to Consolidated Financial Statements

                                        4






                                 AQUENTIUM, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                   For the Six   For the Six        From Inception
                                                   Month Period  Month Period         04/30/2001
                                                      Ended         Ended                 To
                                                   03/31/2003    03/31/2002     03/31/2003   03/31/2002
                                                  ------------- ------------- ------------- ------------
Cash Flows from Operations
  Net Loss                                        $    (99,155) $    (13,890) $   (158,142) $   (13,890)
  Adjustments To Reconcile Net Loss  To Net
   Cash Used by Operating Activities:
      Stock Issued for Services                         43,240        10,000        53,240       10,000
      Disposition of Subsidiary                          9,900             -         9,900            -
                                                  ------------- ------------- ------------- ------------
       Total Adjustments                               (46,015)       (3,890)      (95,002)      (3,890)

  Increase in Accounts Payable                          27,731             -        72,811            -
                                                  ------------- ------------- ------------- ------------
  Net Cash (Used) in Operating Activities              (18,284)       (3,890)      (22,191)      (3,890)
                                                  ------------- ------------- ------------- ------------
Cash Flows From Investing Activities
  Cash Acquired - Acquisitions                               -             -         4,462            -
  Increase in Officer/Shareholder Loan                  12,150         7,500        19,650        7,500
                                                  ------------- ------------- ------------- ------------
      Total Investing Activities                        12,150         7,500        24,112        7,500
                                                  ------------- ------------- ------------- ------------
Cash Flows From Financing Activities
  Capital Contributed - Founder                              -           500           500          500
                                                  ------------- ------------- ------------- ------------
Net Increase/Decrease in Cash                           (6,134)        4,110         2,421        4,110

Cash - Beginning of Period                               8,555             -             -            -
                                                  ------------- ------------- ------------- ------------
Cash - End of Period                              $      2,421  $      4,110  $      2,421  $     4,110
                                                  ============= ============= ============= ============

Non-Monetary Transactions:
 Issue of 160,000 shares of stock for
    services at $0.02 per share                   $      3,200  $          -  $      3,200  $         -
 Issue of 500,000 shares of stock for
    services at $0.02 per share                   $          -  $     10,000  $     10,000  $    10,000
 Issue of 1,150,000 shares of stock for
    acquisitions at $0.02 per share               $      5,000  $          -  $     23,000  $         -
 Issue of 2,002,000 shares of stock for
    services at $0.02 per share                   $     40,040  $          -  $     40,040  $         -
                                                  ============= ============= ============= ============
Income Taxes Paid                                 $          -  $          -  $          -  $         -
                                                  ============= ============= ============= ============
Interest Paid                                     $          -  $          -  $          -  $         -
                                                  ============= ============= ============= ============



           See Accompanying Notes to Consolidated Financial Statements




                 AUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            UNAUDITED

1. BASIS OF PRESENTATION
   ----------------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do no include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. The Company's fiscal year end is September 30, 2003.

2. BUSINESS AND HISTORY
   ---------------------

   A. Business
      ---------
      Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 3.C. "Development Stage Company").Its holdings include a food sanitization processor that kills pathogens and bacteria and extends the shelf life of fruits and vegetables (Food Safe, Inc.), a public relations and consulting service and an early-stage entertainment division that develops and licenses products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), and the design and development of fiber optic devices for both sensor and com-systems applications (Fiber Applications Systems Technology, Inc.) (FAST). In the second quarter of fiscal year to end September 30, 2003, FAST was disposed of, see Note 3H. Food Safe, Inc. was acquired in the first quarter of fiscal year September 30, 2003, see Note 3A.

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

   F. Loss Per Share
      --------------
      Warrants and stock options have not been included in the computation of loss per share because their inclusion would be anti-dulitive.

   G. Goodwill
      --------
      Goodwill represents the excess cost ($13,000) over the net assets ($4,632) of the subsidiaries acquired or $8,638. Management will review periodically the goodwill and, if impaired, will make the appropriate adjustment.

   H  Preferred Stock
      ---------------
      The Company disposed of one of its subsidiaries (FAST) in exchange for 500,000 shares of Alpha Solarco, Inc., a publicly traded company. The preferred shares can be converted into 5,000,000 common shares of Alpha Solarco. Because the Alpha Solarco stock is thinly traded, no value has been assigned to the preferred stock.

4. STOCK FOR SERVICES
   ------------------

   Professional services incurred in connection with consulting services were $53,200 for which 2,662,000 restricted shares value at $.02 per share of Aquentium common stock were issued.

5. STOCKHOLDERS' EQUITY
   --------------------

   The unrestricted 1,000,000 common shares owned by Aries have anti-dilution protection. The stock will be calculated separately on December 31, 2003 provided Aries continues to hold such stock or a fraction thereof. The anti-dilution protection is applicable provided that the aggregate market value of Aquentium's common stock and all spin-offs of common stock owned by Aries is less than $12,000,000.

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


6. STOCK OPTIONS
   -------------

   On February 21, 2003 the Board of Directors established a Stock Option Plan and reserved 10,000,000 shares. The option or exercise price cannot be less than 110% of the fair market value on the date of grant. The maximum term under the Plan for each option is three years.

   On February 21, 2003 the Company's president was granted 10,000,000 shares at $0.01 per share. To date no options were exercised.

   The Company follows APB Opinion 25 in accounting for its Option Plan.
   Since the market value and the option price were approximately equal on the measurement date, no compensation expense has been recorded.

   Had the value of the options been expensed (using the Black-Scholes model for the calculation) the following would be the pro-forma results:

        Loss as recorded              $  (99,155)
        Pro-forma loss                $ (111,917)

        Loss per share as recorded    $(0.01)
        Pro-forma less per share      $(0.02)


7. INCOME TAXES
   ------------

   Because of ownership changes, a major portion of Aquentium, Delaware's net operating losses will not qualify as carry forwards under the Internal Revenue Code. The Company provides a valuation allowance for any remaining net operation loss, as it is presently unable to conclude that it is more likely than not that the net operating losses will be used.

     In this report references to "Aquentium," "we," "us," and "our" refer to Aquentium, Inc.

FORWARD LOOKING STATEMENTS

     This quarterly report contains forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and changes by regulatory agencies.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Going Concern

     Aquentium, Inc. is a diversified holding company with three subsidiaries which are in the development stage. We recorded minimal revenues on a consolidated basis for the year ended September 30, 2002 and did not record revenues for the six month period ended March 31, 2003. Our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern. However, our plan is to continue our operations based on anticipated profitable operations of our recently acquired wholly-owned subsidiaries and to seek private and public companies as subsidiaries.

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

     On June 29, 2002, our Board entered into an agreement to acquire Fiber Application Systems Technology, Inc., an Ontario, Canada corporation. Fiber Application Systems Technology designs and develops fiber optic devises for both sensor and com-systems applications. In an arm's-length transaction, we issued 500,000 common shares valued at approximately $10,000 in a stock-for-stock exchange for 100% of the outstanding shares of Fiber Application Systems Technology. Accordingly, Fiber Application Systems Technology's results of operation have been included with Aquentium's from the closing date in July 2002 and its consolidated assets and liabilities have been recorded at their fair values on the same date. On March 12, 2003, Aquentium, Inc. sold our 100% interest in Fiber Application Systems Technology, Inc. to Alpha Solarco, Inc., a Colorado corporation. In an arms-length transaction, Alpha Solarco acquired Fiber Application Systems with 500,000 ten dollar convertible preferred shares of Alpha Solarco in exchange for 100% of Fiber Application Systems' shares. Because the Alpha Solarco stock is thinly traded, no value has been assigned to the preferred stock.

     On August 6, 2002, our Board agreed to acquire USA Public Auction, Inc., a Nevada corporation. USA Public Auction owns proprietary software that allows new and used car dealers a fully operational live on-line auction web site. In an arm's-length transaction, we acquired USA Public Auction by issuing 250,000 common shares valued at approximately $5,000 in a stock-for-stock exchange for 100% of the USA Public Auction shares. USA Public Auction did not record any revenues for the 2002 fiscal year and the six month period ended March

31, 2003.

     On September 9, 2002, our Board entered into an agreement to acquire Canby Group Inc., a California corporation. Canby Group is a public relations and consulting service with an early stage entertainment division which expects to develop and license products and publications. In an arm's-length transaction, we issued 150,000 common shares, valued at approximately $3,000, in a stock-for-stock exchange. Canby Group did not record any revenues for the 2002 fiscal year or the 2003 second quarter.

     Then on October 28, 2002, our Board agreed to acquire Food Safe, Inc., a Texas corporation. Food Safe has developed food safety processes that kill pathogens and bacteria and extends the shelf life of fruits and vegetables. We issued 250,000 common shares valued at approximately $5,000 through a stock-for-stock exchange for 100% of Food Safe's shares. Food Safe did not record any revenues for the 2002 fiscal year or for the 2003 six month period.

Results of Operations

     Our fiscal year ends September 30 and the following discussions are based on the consolidated operations of Aquentium-Nevada, since its inception date of April 30, 2001, Fiber Applications Systems, USA Public Auction, Canby Group and Food Safe. These discussions should be read in conjunction with our financial statements for the six and three month periods ended March 31, 2003 and 2002, included in this report.

     For the six and three month periods ended March 31, 2003 and 2002, we did not record consolidated revenues. Also, we did not have operations in the three month period ended March 31, 2002; thus the amounts for the six month period ended March 31, 2002 reflect only three months of operations. We believe comparisons from period to period are not helpful due to the lack of operations in the 2002 first quarter.

     At March 31, 2003 out operating expenses totaled $99,155, with salaries representing $35,000 of that amount and professional fees representing $57,011. Our net loss was $99,155 for the six month period ended March 31, 2003 and our net loss per share was $0.01.

Liquidity and Capital Resources

     We have funded our operations primarily through capital contributions from related parties and issuance of our common stock for acquisitions and services. At the six month period ended March 31, 2003, we had $2,421 cash on hand with total assets of $11,059 compared to $8,555 cash on hand with total assets of $22,093 at the fiscal year ended September 30, 2002. Total liabilities at March 31, 2003, were $92,461 compared to total liabilities of $52,580 at the 2002 fiscal year end. Our accumulated deficit was $158,142 at March 31, 2003, compared to $58,987 at September 30, 2002. For the 2003 six month period net cash used in operating activities was $18,284 compared to $3,890 for the 2002 six month period. Net cash provided by investing activities was $12,150 for the 2003 six month period compared to $7,500 for the 2002 six month period. Net cash provided by financing activities was $0 for 2003 six month period compared to $500 for the 2002 six month period. Financing activities were primarily the result of capital contributions by a related party.

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

     If the aggregate market value of the shares held by Aries Ventures is less than $12,000,000 and Aries Ventures does not own more than 10% of our issued and outstanding common stock, then it will be entitled to receive newly-issued common shares so that it will own 10% of the outstanding shares of Aquentium. The determination for any adjustment is determined on December 31, 2002 and 2003 so long as Aries Ventures continues to hold the shares and if the market value of our common stock owned by Aries Ventures is less than $12,000,000. The market value test is based on the average price of our common stock for the 30 consecutive calendar days during the calendar year at which the stock traded at its highest level. As of December 31, 2002, management determined that the aggregate market value of the shares held by Aries Ventures was less than $12,000,000; however, Aries Ventures beneficially owned more than 10% of our outstanding shares. As a result Aries Ventures was not entitled to receive additional shares.

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

Factors Affecting Future Performance

     We have recorded a net loss for the 2003 six month period and the fiscal year ended September 30, 2002 and may be unable to attain or maintain profitability.

     Our net loss for the six month period ended March 31, 2003 was $99,155 and for the fiscal year ended September 30, 2002, was $58,987. We are unable to fund our day-to-day operations through revenues alone and have financed our operations through a combination of loans and acquisitions with our common stock. While we have acquired four wholly-owned subsidiaries, they are development stage companies with only one of them recording revenues for the 2002 fiscal year. We may be unable to increase revenues to the point that we attain and are able to maintain profitability.

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

ITEM 3: CONTROLS AND PROCEDURES

     We have established formal disclosure controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On April 10, 2003, our principal executive and financial officer evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, the President did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved our management who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


                    PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold without registration by Aquentium during the three month period ended March 31, 2003, through a recent date.

     On January 6, 2003, we issued 2,000 common shares to Jay D. Baker to convert debt valued at $5,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On February 21, 2003, our board granted options to purchase 10,000,000 common shares to Mark T. Taggatz in consideration for his services as President. The options have an exercise price of $0.01 and expire February 21, 2006. Based on a Black-Scholes calculation the options were valued at $12,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On February 24, 2003, we issued 2,000,000 common shares to Sherry Wilson in consideration for services valued at $40,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Stock Option Plan

     On February 21, 2003, our Board approved the 2003 Stock Option Plan. This plan has not been approved by our shareholders. The plan provides for the grant of both incentive stock options pursuant to Section 422 of the Internal Revenue Code and non-qualified stock options. The plan is administered by the full Board, who determines the terms of the options granted.

     The exercise price of options under the plan must be equal to the fair market value of the common stock on the date of grant. If the incentive stock option is granted to a person possessing more than 10% of the voting rights of the outstanding common stock, then the exercise price must be no less than 110% of the fair market value of the common stock on the date of grant. The term for each option can be no more than three years. In the event the holder terminates employment with the Aquentium, then the option may be exercised during a three-month period after termination and the option terminates after that time period.

     The Board may amend the plan without the approval of the shareholders, except shareholder approval is required for certain amendments described more fully in the plan.

ITEM 5: OTHER INFORMATION

Food Safe, Inc.

     On February 4, 2003, our wholly-owned subsidiary, Food Safe, Inc., filed an application with the United States Patent Trademark Office for a trademark for "#1 Patriot Food Safe Fruits and Vegetables." The trademark application is under review and management expects a final trademark to be issued within the next six months.

     On March 27, 2003, Food Safe applied for a USDA Perishable Agricultural Commodity License. This license will allow Food Safe to conduct both domestic and international produce business. The license is pending and Food Safe anticipates final approval by May 30,2003.

     On May 5, 2003, Food Safe filed a patent application with the United States Patent Trademark Office for its proprietary food sanitization process.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

2.1 Share Purchase Agreement between WaterPur International, Inc. and Aquentium-Nevada, dated April 2, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, filed on February 13, 2003)
2.2 Exchange agreement between Fiber Application Systems Technology, Inc. and Aquentium, dated June 29, 2002 (Incorporated by reference to exhibit 2.2 for Form 10-KSB, filed on February 13, 2003)

2.3 Share Purchase Agreement between USA Public Auction, Inc. and Aquentium, dated August 6, 2002 (Incorporated by reference to exhibit
        2.3 for Form 10-KSB, filed on February 13, 2003)
2.4 Exchange agreement between Canby Group, Inc. and Aquentium, dated September 9, 2002 (Incorporated by reference to exhibit 2.4 for Form 10-KSB, filed on February 13, 2003)
2.5 Exchange agreement between Food Safe, Inc. and Aquentium, dated October 28, 2002 (Incorporated by reference to exhibit 2.5 for Form 10-KSB, filed on February 13, 2003)
3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed on February 13, 2003)
3.2     Restated by-laws of Aquentium  (Incorporated by reference to exhibit
        3.3 for Form 10-KSB, filed on February 13, 2003)
10.1 Share Agreement between Aquentium-Nevada and Aries Ventures, Inc., dated April 2, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, filed on February 13, 2003)
21.1    Subsidiaries of Aquentium
99.1    Section 1350 Certification

Reports on Form 8-K

     On April 14, 2003, we filed a current report on Form 8-K, dated March 12, 2003, under Item 2 related to the disposal of our wholly-owned subsidiary Fiber Application Systems Technology, Inc. to Alpha Solarco, Inc. No financial statements were filed.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.



                                  Aquentium, Inc.

Date: May 14, 2003                /s/ Mark T. Taggatz
                              By: _______________________________
                                  Mark T. Taggatz
                                  President, CEO, Principal Financial
                                  Officer and Director


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



                                   /s/ Mark T. Taggatz
Date: May 14, 2003                 ____________________________________
                                   Mark T. Taggatz
                                   Chief Executive Officer



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


                                      /s/ Mark T. Taggatz
Date: May 14, 2003                    ____________________________________
                                      Mark T. Taggatz
                                      Principal Financial Officer