Form 10QSB
period 2003-06-30
AQUENTIUM INC
filed 2003-08-13
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

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

As of August 1, 2003, the Registrant had 8,938,763 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis.............................10

Item 3:  Controls and Procedures..........................................13

                    PART II: OTHER INFORMATION

Item 5:  Other Information................................................13

Item 6:  Exhibits and Reports on Form 8-K.................................13

Signatures................................................................14




                 _______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended June 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                         AQUENTIUM, INC.
                        AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                            UNAUDITED
                          JUNE 30, 2003


                              ASSETS

Current Assets

  Cash                                                        $    1,152

Goodwill                                                           8,638
                                                              -----------

  TOTAL ASSETS                                                $    9,790
                                                              ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                            $   96,100
  Officer/Stockholder Advance                                     26,650
                                                              -----------
  TOTAL LIABILITIES                                              122,750
                                                              -----------
STOCKHOLDERS' DEFICIT

  Preferred stock ($0.00001 par value)
    10,000,000 shares authorized;
    0 issued and outstanding                                           -
  Common stock ($0.005 par value)
    100,000,000 shares authorized;
    8,888,014 issued and outstanding                              44,440
  Additional Paid In Capital                                      32,300
  Accumulated Deficit                                           (189,700)
                                                              -----------

  TOTAL STOCKHOLDERS' DEFICIT                                   (112,960)
                                                              -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    9,790
                                                              ===========



   See Accompanying Notes to Consolidated Financial Statements


                                 AQUENTIUM, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                  Three Months              Nine Months             From Inception
                                      Ended                    Ended                  04/30/2001
                                     June 30,                 June 30,                     To
                                2003          2002        2003         2002      06/30/2003   06/30/2002
                            ------------ ------------ ------------ ------------ ------------ ------------
REVENUE
 Miscellaneous              $         -  $         -  $         -  $         -  $     3,253  $         -
                            ------------ ------------ ------------ ------------ ------------ ------------
OPERATING EXPENSES
 Professional Fees                7,589            -       64,600       12,500       88,260       12,500
 Salaries                        20,000            -       55,000            -       91,400            -
 Other                            3,968            -       11,113        1,390       13,291        1,390
                            ------------ ------------ ------------ ------------ ------------ ------------
                                 31,557            -      130,713       13,890      192,951       13,890
                            ------------ ------------ ------------ ------------ ------------ ------------

NET LOSS BEFORE TAXES           (31,557)           -     (130,713)     (13,890)    (189,698)     (13,890)

PROVISION FOR INCOME TAXES
 Federal                              -            -            -            -            -            -
 State                                -            -            -            -            -            -
                            ------------ ------------ ------------ ------------ ------------ ------------

NET LOSS                    $   (31,557) $         -  $  (130,713) $   (13,890) $  (189,698) $   (13,890)
                            ============ ============ ============ ============ ============ ============
Basic and diluted loss
  per common share          $     (0.00) $         -  $     (0.02) $     (0.00) $     (0.03) $     (0.00)
                            ============ ============ ============ ============ ============ ============
Basic and diluted weighted
  average common shares
  outstanding                  7,665,192   5,576,014    7,064,069    5,576,014    5,946,932    5,576,014
                            ============ ============ ============ ============ ============ ============


           See Accompanying Notes to Consolidated Financial Statements
                                        4


                                 AQUENTIUM, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                          For the Nine   For the Nine         From Inception
                                          Month Period   Month Period           04/30/2001
                                          Ended          Ended                      To
                                          06/30/2003     06/30/2002       06/30/2003    06/30/2002
                                          -------------- -------------- -------------- --------------
Cash Flows from Operations
  Net Loss                                $    (130,713) $     (13,890) $    (189,698) $     (13,890)
  Adjustments To Reconcile Net Loss To
  Net Cash Used by Operating Activities:
     Stock Issued for Services                   43,240         10,000         53,240         10,000
     Disposition of Subsidiary                    9,900              -          9,900              -
  Increase in Accounts Payable                   51,020              -         96,100              -
                                          -------------- -------------- -------------- --------------
  Net Cash (Used) in Operating Activities       (26,553)        (3,890)       (30,458)        (3,890)
                                          -------------- -------------- -------------- --------------
Cash Flows From Investing Activities
  Cash Acquired - Acquisitions                        -              -          4,460              -
  Increase in Officer/Shareholder Loan           19,150          7,500         26,650          7,500
                                          -------------- -------------- -------------- --------------
      Total Financing Activities                 19,150          7,500         31,110          7,500
                                          -------------- -------------- -------------- --------------
Cash Flows From Financing Activities
  Capital Contributed - Founder                       -            500            500            500
                                          -------------- -------------- -------------- --------------
Net Increase/Decrease in Cash                    (7,403)         4,110          1,152          4,110

Cash - Beginning of Period                        8,555              -              -              -
                                          -------------- -------------- -------------- --------------
Cash - End of Period                      $       1,152  $       4,110  $       1,152  $       4,110
                                          ============== ============== ============== ==============
Non-Monetary Transactions:
  Issue of 160,000 shares of stock for
    services at $0.02 per share           $       3,200  $           -  $       3,200  $          -
  Issue of 500,000 shares of stock for
    services at $0.02 per share           $           -  $      10,000  $      10,000  $     10,000
  Issue of 1,150,000 shares of stock for
    acquisitions at $0.02 per share       $       5,000  $           -  $      23,000  $          -
  Issue of 2,002,000 shares of stock for
    services at $0.02 per share           $      40,040  $           -  $      40,040  $          -
                                          ============== ============== ============== =============
Income Taxes Paid                         $           -  $           -  $           -  $          -
                                          ============== ============== ============== =============
Interest Paid                             $           -  $           -  $           -  $          -
                                          ============== ============== ============== =============


           See Accompanying Notes to Consolidated Financial Statements

                                        5

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

2. BUSINESS AND HISTORY
   --------------------

A. Business
   --------
   Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 3.C. "Development Stage Company"). Its holdings include a food sanitization processor that kills pathogens and bacteria and extends the shelf life of fruits and vegetables (Food Safe, Inc.), a public relations and consulting service and an early-stage entertainment division that develops and licenses products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), and the design and development of fiber optic devices for both sensor and com-systems applications (Fiber Applications Systems Technology, Inc.)
(FAST). In the second quarter of fiscal year to end September 30, 2003, FAST was disposed of, see Note 3H. Food Safe, Inc. was acquired in the first quarter of fiscal year September 30, 2003, see Note 3A.

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            UNAUDITED

Aquentium, Delaware, formerly WaterPur entered into an asset purchase agreement with Duck Marine Systems, Inc. (a British Columbia Corporation) on May 7, 1999. The agreement was rescinded April 2, 2002.

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

B. Principles of Consolidation
   ----------------------------
   The consolidated financial statements include the accounts of the Company and its subsidiaries. There were no inter-company transactions.

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

G. Goodwill
   --------
   Goodwill represents the excess cost ($13,000) over the net assets ($4,362) of the subsidiaries acquired or $8,638. Management will review periodically the goodwill and, if impaired, will make the appropriate adjustment.

H. Preferred Stock
   ---------------

   The Company disposed of one of its subsidiaries (FAST) in exchange for 500,000 shares of Alpha Solarco, Inc., a publicly traded company. The preferred shares can be converted into 5,000,000 common shares of Alpha Solarco. Because the Alpha Solarco stock is thinly traded, no value has been assigned to the preferred stock.

4. STOCK FOR SERVICES
   ------------------

Professional services incurred in connection with consulting services were $53,240 for which 2,662,000 restricted shares value at $.02 per share of Aquentium common stock were issued.

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

Had the value of the options been expensed (using the Black-Scholes model for the calculation) the following would be the pro-forma results:

        Loss as recorded                $      (130,713)
        Pro-forma loss                  $      (143,475)

        Loss per share as recorded      $         (0.02)
        Pro-forma loss per share        $         (0.02)

7. INCOME TAXES
   ------------

The Company has a net operating loss (NOL) carry forward of approximately $190,000 including restricted stock issued for service of approximately $53,000 reducing the current NOL to $137,000. Because there is no probable certainty that the NOL will be used, a $137,000 valuation alliance has been set up.

     In this report references to "Aquentium," "we," "us," and "our" refer to Aquentium, Inc.

                    FORWARD LOOKING STATEMENTS

     This quarterly report contains forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, and competition within the merger and acquisitions market.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

Going Concern

     Aquentium, Inc. is a diversified holding company with three subsidiaries which are in the development stage. We recorded revenues of $3,253 on a consolidated basis for the year ended September 30, 2002 and did not record revenues for the nine month period ended June 30, 2003. Our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern. However, our plan is to continue our operations based on anticipated profitable operations of our recently acquired wholly-owned subsidiaries and to seek private and public companies as subsidiaries.

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

     On August 6, 2002, we agreed to acquire USA Public Auction, Inc., a Nevada corporation. USA Public Auction owns proprietary software that allows new and used car dealers a fully operational live on-line auction web site. In an arm's-length transaction, we acquired USA Public Auction by issuing 250,000 common shares valued at approximately $5,000 in a stock-for-stock exchange for 100% of the USA Public Auction shares. USA Public Auction did not record any revenues for the 2002 fiscal year and the nine month period ended June 30, 2003.

     On September 9, 2002, we entered into an agreement to acquire Canby Group Inc., a California corporation. Canby Group is a public relations and consulting service with an early stage entertainment division which expects to develop and license products and publications. In an arm's-length transaction, we issued 150,000 common shares, valued at approximately $3,000, in a stock-for-stock exchange. Canby Group did not record any revenues for the 2002 fiscal year or the 2003 second quarter.

     Then on October 28, 2002, we agreed to acquire Food Safe, Inc., a Texas corporation. Food Safe has developed food safety processes that kill pathogens and bacteria and extends the shelf life of fruits and vegetables. We issued 250,000 common shares valued at approximately $5,000 through a stock-for-stock exchange for 100% of Food Safe's shares. Food Safe did not record any revenues for the 2002 fiscal year or for the 2003 nine month period.

     On June 29, 2002, we entered into an agreement to acquire Fiber Application Systems Technology, Inc., an Ontario, Canada corporation. On March 12, 2003, we sold our 100% interest in Fiber Application Systems Technology, Inc. to Alpha Solarco, Inc., a Colorado corporation. Alpha Solarco acquired Fiber Application Systems with 500,000 ten dollar convertible preferred shares of Alpha Solarco in exchange for 100% of Fiber Application Systems' shares. Because the Alpha Solarco stock is thinly traded, no value has been assigned to the preferred stock.

Results of Operations

     Our fiscal year ends September 30 and the following discussions are based on the consolidated operations of Aquentium-Nevada, since its inception date of April 30, 2001. These discussions should be read in conjunction with our financial statements for the three and nine month periods ended June 30, 2003 and 2002, included in this report.

     For the nine and three month periods ended June 30, 2003 and 2002, we did not record consolidated revenues. Also, we did not have operations in the three month period ended June 30, 2002; thus the amounts for the nine month period ended June 30, 2002 reflect only three months of operations. We believe comparisons from period to period are not helpful due to the lack of operations in the 2002 third quarter.

     For the nine month period ended June 30, 2003 our net loss was $130,713 compared to $13,890 for the nine month period ended June 30, 2002. Our net loss per share was $0.02 for the nine month period ended June 30, 2003.

Liquidity and Capital Resources

     We have funded our operations primarily through capital contributions from related parties and issuance of our common stock for acquisitions and services. At June 30, 2003, we had $1,152 cash on hand with total assets of $9,790 compared to $8,555 cash on hand with total assets of $22,093 at the fiscal year ended September 30, 2002. Total liabilities at June 30, 2003, were $122,750 compared to total liabilities of $52,580 at the 2002 fiscal year end. Our accumulated deficit was $189,700 at June 30, 2003, compared to $58,987 at September 30, 2002.

     For the 2003 nine month period net cash used in operating activities was $26,553 compared to $3,890 for the 2002 nine month period. Net cash provided by investing activities was $19,150 for the 2003 nine month period compared to $7,500 for the 2002 nine month period representing loans from our President. Net cash provided by financing activities was $0 for 2003 nine month period compared to $500 for the 2002 nine month period. Financing activities were primarily the result of capital contributions by our President.

     Management anticipates losses in the foreseeable future and there can be no assurance that future revenues, if any, will be adequate to absorb operation and other expense. We require additional financing to continue our operations and we expect that any additional capital may be provided by future loans from related parties or private placements of our common stock. We foresee that any private placement of stock will be issued pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

     The anti-dilution protection provides that if the aggregate market value of the shares held by Aries Ventures is less than $12,000,000 and Aries Ventures does not own more than 10% of our issued and outstanding common stock, then it will be entitled to receive newly-issued common shares so that it will own 10% of the outstanding shares of Aquentium. The determination for any adjustment is determined on December 31, 2002 and 2003, so long as Aries Ventures continues to hold the shares and if the market value of our common stock owned by Aries Ventures is less than $12,000,000. The market value test is based on the average price of our common stock for the 30 consecutive calendar days during the calendar year at which the stock traded at its highest level. At December 31, 2002, management determined that the aggregate market value of the shares held by Aries Ventures was less than $12,000,000; however, Aries Ventures beneficially owned more than 10% of our outstanding shares. As a result, Aries Ventures was not entitled to receive additional shares.

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

Factors Affecting Future Performance

     We have recorded a net loss for the 2003 nine month period and the fiscal year ended September 30, 2002 and may be unable to attain or maintain profitability.

     Our net loss for the nine month period ended June 30, 2003 was $130,713 and for the fiscal year ended September 30, 2002, was $58,987. We are unable to fund our day-to-day operations through revenues alone and have financed our operations through a combination of loans and acquisitions with our common stock. We may be unable to increase revenues to the point that we attain and are able to maintain profitability.

     We have a limited operating history and may encounter financial, managerial, technological or other difficulties as management combines operations of our acquisitions.

     We had no operations until we acquired our wholly-owned subsidiaries; however, these subsidiaries are development stage companies with no operations or they have been in operation for a short period of time. We may suffer losses as management continues to acquire new subsidiaries or assimilates operations, technologies, services and products of our subsidiaries. We cannot assure that we will be successful in developing and implementing a business strategy that provides for continued growth of all of our subsidiaries.

     We need additional external capital and may be unable to raise it.

     Based on our current plan we believe we may require $1 million additional financing within the next twelve months to continue operations and acquisitions. Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us.
We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans. If we borrow funds, we could be forced to use a large portion of our future revenues to repay principal and interest on those funds. If we issue our securities for capital, the interests of our shareholders would be diluted.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who acts in the capacity of principal executive officer and principal financial officer, has designed and established disclosure controls and procedures to ensure that material information is made known to him in a timely manner by others within the company. Our President reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, our President evaluated the design or operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. He did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did he identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.


                    PART II: OTHER INFORMATION

ITEM 5: OTHER INFORMATION

     On May 1, 2003, Sherry Wilson resigned as our director and secretary/treasurer to pursue other interests. As a result Mr. Taggatz will fill the offices of secretary/treasurer until another officer is appointed. Also, our board of directors currently has two vacancies.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

2.1 Share Purchase Agreement between WaterPur International, Inc. and Aquentium-Nevada, dated April 2, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, filed on February 13, 2003)
2.2 Share Purchase Agreement between USA Public Auction, Inc. and Aquentium, dated August 6, 2002 (Incorporated by reference to exhibit
        2.3 for Form 10-KSB, filed on February 13, 2003)
2.3 Exchange agreement between Canby Group, Inc. and Aquentium, dated September 9, 2002 (Incorporated by reference to exhibit 2.4 for Form 10-KSB, filed on February 13, 2003)

2.4 Exchange agreement between Food Safe, Inc. and Aquentium, dated October 28, 2002 (Incorporated by reference to exhibit 2.5 for Form 10-KSB, filed on February 13, 2003)
3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed on February 13, 2003)
3.2     Restated by-laws of Aquentium  (Incorporated by reference to exhibit
        3.3 for Form 10-KSB, filed on February 13, 2003)
10.1 Share Agreement between Aquentium-Nevada and Aries Ventures, Inc., dated April 2, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, filed on February 13, 2003)
21.1 Subsidiaries of Aquentium (Incorporated by reference to exhibit 21.1 for Form 10-QSB, filed on May 14, 2003)
31.1    Section 302 Principal Executive Officer Certification
31.2    Section 302 Principal Financial Officer Certification
32.1    Section 1350 Certification


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



                                  Aquentium, Inc.

Date: August 12, 2003             /s/ Mark T. Taggatz
                              By: _______________________________
                                  Mark T. Taggatz
                                  President, CEO, Principal
                                  Financial Officer and Director