Form 10KSB/A
period 2002-09-30
AQUENTIUM INC
filed 2003-09-10
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A
                         Amendment No. 1

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

        THIS REPORT INCLUDES AMENDED FINANCIAL STATEMENTS

                        TABLE OF CONTENTS

                             PART II

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Result of Operations..............................3
Item 7.  Financial Statements............................................6

                             PART III

Item 13. Exhibits and Reports on Form 8-K...............................18
Signatures..............................................................18







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

                             PART II

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

     On June 29, 2002, our Board entered into an agreement to acquire Fiber Application Systems Technology, Inc., a Nevada corporation. In an arm's-length transaction, we issued 500,000 common shares valued at approximately $10,000 in a stock-for-stock exchange for 100% of the outstanding shares of Fiber Application Systems. We acquired net assets of $100 and goodwill valued at $9,900.

     On August 6, 2002, our Board agreed to acquire USA Public Auction, Inc., a Nevada corporation. In an arm's-length transaction, we acquired USA Public by issuing 250,000 common shares valued at approximately $5,000 in a stock-for-stock exchange for 100% of the USA Public shares. We acquired approximately $4,362 in assets and goodwill valued at $638. USA Public did not record any revenues in the 2002 fiscal year.

     On September 9, 2002, our Board entered into an agreement to acquire Canby Group Inc., a California corporation. In an arm's-length transaction, we issued 150,000 common shares, valued at approximately $3,000, in a stock-for-stock exchange. We acquired goodwill valued at $3,000. Canby Group did not record any revenues in the 2002 fiscal year.

     Then on October 28, 2002, our Board agreed to acquire Food Safe, Inc., a Texas corporation. We issued 250,000 common shares valued at approximately $5,000 through a stock-for-stock exchange for 100% of Food Safe's shares. We acquired goodwill valued at $5,000. Food Safe did not record any revenues in the 2002 fiscal year.

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

     Comparison of 2002 and 2001 Year End Period. We did not have any operations during the fiscal year ended September 30, 2001. For the fiscal year ended September 30, 2002, we recorded consolidated revenues of $3,252. These revenues were from professional fees earned by Fiber Application Systems. Total operating expenses were $65,239, with salaries representing $36,400, or 55.8% of the total operating expenses. Professional fees primarily related to our acquisition of Aquentium-Nevada were $13,660, or
20.9% of our total operating expenses for the 2002 year.   We recorded a net
loss of $61,987 for the year ended September 30, 2002, and our net loss per common share was $0.01 for the 2002 year.

Liquidity and Capital Resources

     We have funded our operations primarily through capital contributions from related parties and issuance of our common stock for acquisitions and services. At the year ended September 30, 2002, we had $8,555 cash on hand with total assets of $22,093 and total liabilities of $52,580. Goodwill of $13,538, which represents the excess costs of $18,000 less the net assets of $4,462 of our subsidiaries, accounts for 61.1% of our total assets. Our accumulated deficit was $61,987 at September 30, 2002. Net cash used in operating activities was $6,907. We did not record any cash flows from investing activities. Net cash provided by financing activities was $15,462, which represented capital contributions of $7,500 and the value of office space contributed by our President, Mark T. Taggatz, and $4,462 contributed from our subsidiaries.

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

     Our net loss for the fiscal year ended September 30, 2002, was $61,987. We are unable to fund our day-to-day operations through revenues alone and have financed our operations through a combination of loans and sales of our common stock. While we have acquired four wholly-owned subsidiaries, they are development stage companies with only one of them recording revenues for the 2002 fiscal year. We may be unable to increase revenues to the point that we attain and are able to maintain profitability.

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


                                    /s/ George Brenner
                                    George Brenner, C.P.A.
Los Angeles, California
October 31, 2002

     AQUENTIUM, INC. (FORMERLY WATERPUR INTERNATIONAL, INC.)
                         AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2002


                              ASSETS

Current Assets
   Cash                                                     $      8,555

Goodwill                                                          13,538
                                                            -------------

 TOTAL ASSETS                                               $     22,093
                                                            =============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable                                         $     45,080
   Officer/Stockholder Advance                                     7,500
                                                            -------------

   TOTAL LIABILITIES                                              52,580
                                                            -------------

STOCKHOLDERS' DEFICIT

   Preferred stock ($0.00001 par value)
     10,000,000 shares authorized;
     0 issued and outstanding                                          -
   Common stock ($0.005 par value)
     100,000,000 shares authorized;
     6,476,014 issued and outstanding                             32,380
   Additional Paid In Capital                                       (880)
   Accumulated Deficit                                           (61,987)
                                                            -------------
   TOTAL STOCKHOLDERS' DEFICIT                                   (30,487)
                                                            -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $     22,093
                                                            =============





   See Accompanying Notes to Consolidated Financial Statements

     AQUENTIUM, INC. (FORMERLY WATERPUR INTERNATIONAL, INC.)
                        AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                  For The Period  For The Year  From Inception
                                     04/30/2001      Ended       04/30/2001
                                   to 09/30/2001  09/30/2002    to 09/30/2002
                                  -------------- ------------- --------------

REVENUE
   Miscellaneous                  $           -  $      3,252  $       3,252
                                  -------------- ------------- --------------
OPERATING EXPENSES
   Common Stock Issued
     for Services                             -        10,000         10,000
   Professional Fees                          -        13,660         13,660
   Salaries                                   -        36,400         36,400
   Other                                      -         5,179          5,179
                                  -------------- ------------- --------------
                                              -        65,239         65,239
                                  -------------- ------------- --------------

NET LOSS BEFORE TAXES                         -       (61,987)       (61,987)

PROVISION FOR INCOME TAXES
   Federal                                    -             -              -
   State                                      -             -              -
                                  -------------- ------------- --------------

NET LOSS                          $           -  $    (61,987) $     (61,987)
                                  ============== ============= ==============
Basic and diluted loss per
  common share                    $       (0.00) $       (.01) $        (.01)
                                  ============== ============= ==============
Basic and diluted weighted
  average common shares
  outstanding                         4,000,000     5,734,233      5,687,500
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



                                                                                                Shareholders'
                             Preferred                 Common            Paid-In    Accumulated    Equity/
                       Shares        Amount      Shares      Amount      Capital      Deficit     (Deficit)
                      ----------- ----------- ------------ ----------- ------------ ----------- -------------

Founder's capital
 contribution                  -  $        -            -  $        -  $       500  $        -  $        500

Capital contributed
 office space                  -           -            -           -        3,000           -         3,000

Common stock issued
 for reverse merger            -           -    4,000,000      20,000      (20,000)          -             -

Preferred stock
 converted                     -           -    1,000,000       5,000       (5,000)          -             -

Common stock retained
 by shareholders
 April, 2002 for the
 acquisition of
 Aquentium, Delaware
 valued at par value
 per share                     -           -       76,014         380         (380)          -             -

Stock for services             -           -      500,000       2,500        7,500           -        10,000

Acquisitions of
 subsidiaries                  -           -      900,000       4,500       13,500           -        18,000

Net (Loss) for the
 period of April 30,
 2001 through
 September 30, 2002            -           -            -           -            -     (61,987)      (61,987)
                      ----------- ----------- ------------ ----------- ------------ ----------- -------------

                               -  $        -    6,476,014  $   32,380  $      (880) $  (61,987) $    (30,487)
                      =========== =========== ============ =========== ============ =========== =============







           See Accompanying Notes to Consolidated Financial Statements.



              AQUENTIUM, INC. (FORMERLY WATERPUR INTERNATIONAL, INC.)
                                 AND SUBSIDIARIES
                           (A DEVELOPMENT-STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 For The Period  For The Year From Inception
                                                   04/30/2001      Ended       04/30/01
                                                 to 09/30/2001    09/30/02    to 09/30/02
                                                 -------------- ------------- -------------
Cash Flows from Operations
  Net Loss                                       $           -  $    (61,987) $    (61,987)
  Adjustments To Reconcile Net Loss
  To Net Cash Used by Operating Activities:
    Stock Issued for Service                                 -        10,000        10,000
                                                 -------------- ------------- -------------
    Total Adjustments                                        -       (51,987)      (51,987)

  Increase in Accounts Payable                               -        45,080        45,080
                                                 -------------- ------------- -------------
  Net Cash (Used) in Operating Activities                    -        (6,907)       (6,907)
                                                 -------------- ------------- -------------

Cash Flows From Investing Activities                         -             -             -

Cash Flows From Financing Activities
  Cash Acquired - Acquisitions                               -         4,462         4,462
  Advance - Stockholder/Officer                              -         7,500         7,500
  Capital Contributed - Founder                              -           500           500
  Capital Contributed - Office Space                         -         3,000         3,000
                                                 -------------- ------------- -------------
                                                             -        15,462        15,462
                                                 -------------- ------------- -------------
Net Increase in Cash                                         -         8,555         8,555
Cash - Beginning of Period                                   -             -             -
                                                 -------------- ------------- -------------
Cash - End of Period                             $           -  $      8,555  $      8,555
                                                 ============== ============= =============

Non-Monetary Transactions:
  Issue of 500,000 shares of stock for
   services at $0.02 per share                   $           -  $     10,000  $     10,000

  Office space contributed                       $           -  $      3,000  $      3,000

  900,000 common shares issued for
   acquisitions at $0.02 per share               $           -  $     18,000  $     18,000
                                                 ============== ============= =============

Income Taxes Paid                                $           -  $          -  $          -
                                                 ============== ============= =============

Interest Paid                                    $           -  $          -  $          -
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

   B. History
      -------
      Aquentium Inc., Delaware, formerly WaterPur International, Inc. (the Company) was incorporated in the state of Delaware on April 3, 1987 as Arnex Investment Group, Ltd. Then the corporation name was changed to Vector Environmental Technologies, Inc. in 1993 and then to WaterPur International, Inc. in 1997. Up through September 30, 1997, WaterPur operated principally in one business segment, the development and sale of environmental technologies, primarily water purification. WaterPur became an inactive shell as of September 30, 1998.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

   A. Acquisitions
      ------------
      Subsequent to Aquentium, Delaware acquiring Aquentium, Nevada, the following acquisitions were made:

      On June 29, 2002, 100% of Fiber Application Systems Technology was acquired for 500,000 common shares at $0.02 per share or $10,000. The Company acquired cash of $4,363, organization costs of $10,817 (written off) and accounts payable of $15,080 for a net asset value of $100 resulting in goodwill of $9,900.

      On August 6, 2002, 100% of USA Public Auction, Inc. was acquired for 250,000 common shares at $0.02 per share or $5,000. The Company acquired cash of $82 and organization costs of $4,280 (written off) resulting in goodwill of $638.

      On September 9, 2002, 100% of Canby Group, Inc. was acquired for 150,000 common shares at $0.02 per share or $3,000 with no net assets.

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

   I. Goodwill
      --------
      Goodwill represents the excess cost ($18,000) over the net assets ($4,462) of the subsidiaries acquired or $13,538. Management will test each subsidiary on an annual basis. The goodwill, if impaired, will be adjusted. The criterion for impairment will be the absence of substantial profitable operations.

3.  STOCK FOR SERVICES
    ------------------

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   INCOME TAXES
     ------------

A reconciliation of the income tax benefit with amounts determined by applying the statutory U.S. Federal income tax rate to the consolidated income (loss) is as follows:

                                                      2002          2001
                                                 ------------- -------------
Tax benefit at U.S. statutory rate               $      8,848  $          -
Operating losses with no current tax benefit           (8,848)            -
                                                 ------------- -------------
Total                                            $          -  $          -
                                                 ------------- -------------
DEFERRED ASSETS:
Net operating losses carryforwards               $     58,987  $          -
VALUATION ALLOWANCE                                   (58,987)            -
                                                 ------------- -------------
NET DEFERRED TAX ASSET                           $          -  $          -
                                                 ============= =============

As of September 30, 2002 the Company has a current net operating loss of $48,987 expiring in 2022.

Because of ownership changes, a major portion of Aquentium, Delaware's net operating losses prior to April 30, 2001 will not qualify as carry forwards under the Internal Revenue Code. The Company has provided a valuation allowance for the current net operating loss, as it is presently unable to conclude that it is more likely than not that the net operating losses will be used.

6.   SUBSEQUENT EVENT
     ----------------

In October 2002, Food Safe, Inc., a Texas corporation was acquired by issuing 250,000 common shares at $.02 per share or $5,000 in exchange for 100% of its shares. Food Safe, Inc. did not have any net assets. The transaction resulted in $5,000 of goodwill.

                             PART III

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
2.1 Share Purchase Agreement between WaterPur International, Inc. and Aquentium-Nevada, dated April 2, 2002 (Filed February 13, 2003)
2.2 Exchange agreement between Fiber Application Systems Technology, Inc. and Aquentium, dated June 29, 2002 (Filed February 13, 2003)
2.3 Share Purchase Agreement between USA Public Auction, Inc. and Aquentium, dated August 6, 2002 (Filed February 13, 2003)
2.4 Exchange agreement between Canby Group, Inc. and Aquentium, dated September 9, 2002 (Filed February 13, 2003)
2.5 Exchange agreement between Food Safe, Inc. and Aquentium, dated October 28, 2002 (Filed February 13, 2003)
3.1 Restated Certificate of Incorporation of Aquentium, as amended (Filed February 13, 2003)
3.3     Restated by-laws of Aquentium  (Filed February 13, 2003)
10.1 Share Agreement between Aquentium-Nevada and Aries Ventures, Inc., dated April 2, 2002 (Filed February 13, 2003)
31.1    Principal Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

     None.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AQUENTIUM, INC.



Date: September 8, 2003                 By: /s/ Mark T. Taggatz
                                           ___________________________________
                                           Mark T. Taggatz
                                           President, CEO, Secretary/Treasurer
                                           Principal Financial Officer and
                                           Director