Form 10QSB/A
period 2003-06-30
AQUENTIUM INC
filed 2003-09-10
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. 1

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

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements .........................................3

Item 2:  Management's Discussion and Analysis ........................11

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ............................14

Signatures ...........................................................15








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

                         AQUENTIUM, INC.
                        AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET

                              ASSETS

                                                     June 30,    September 30,
                                                        2003         2002
                                                     Unaudited      Audited
                                                   ------------- -------------

Current Assets

  Cash                                             $      1,152  $      8,555

Goodwill                                                  8,638        13,538
                                                   ------------- -------------
  TOTAL ASSETS                                     $      9,790  $     22,093
                                                   ============= =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                 $     96,100  $     45,080
  Officer/Stockholder Advance                            26,650         7,500
                                                   ------------- -------------
  TOTAL LIABILITIES                                     122,750        52,580
                                                   ------------- -------------

STOCKHOLDERS' DEFICIT

  Preferred stock ($0.00001 par value)
    10,000,000 shares authorized;
    0 issued and outstanding                                  -             -
  Common stock ($0.005 par value)
    100,000,000 shares authorized;
    8,888,014 issued and outstanding 6/30/03)
    6,476,014 (9/30/02)                                  44,440        32,380
  Additional Paid In Capital                             37,550          (880)
  Accumulated Deficit                                  (194,950)      (61,987)
                                                   ------------- -------------

  TOTAL STOCKHOLDERS' DEFICIT                          (112,960)      (30,487)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $      9,790  $     22,093
                                                   ============= =============









   See Accompanying Notes to Consolidated Financial Statements


                                 AQUENTIUM, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                  Three Months              Nine Months             From Inception
                                      Ended                    Ended                  04/30/2001
                                     June 30,                 June 30,                     To
                                2003          2002        2003         2002      06/30/2003   06/30/2002
                            ------------ ------------ ------------ ------------ ------------ ------------
REVENUE
  Miscellaneous             $         -  $         -  $         -  $         -  $     3,253  $         -
                            ------------ ------------ ------------ ------------ ------------ ------------
OPERATING EXPENSES
  Professional Fees               7,589            -       64,600       12,500       88,260       12,500
  Salaries                       20,000            -       55,000            -       91,400            -
  Other                           4,718            -       14,180        3,640       19,358        3,640
                            ------------ ------------ ------------ ------------ ------------ ------------
                                 32,307            -      133,780       16,140      199,018       16,140
                            ------------ ------------ ------------ ------------ ------------ ------------
OTHER INCOME (EXPENSE)
  Gain - Sale of subsidiary           -            -          817            -          817            -

NET LOSS BEFORE TAXES           (32,307)           -     (132,963)     (16,140)    (194,948)     (16,140)

PROVISION FOR INCOME TAXES
  Federal                             -            -            -            -            -            -
  State                               -            -            -            -            -            -
                            ------------ ------------ ------------ ------------ ------------ ------------

NET LOSS                    $   (32,307) $         -  $  (132,963) $   (16,140) $  (194,948) $   (16,140)
                            ============ ============ ============ ============ ============ ============

Basic and diluted loss
 per common share           $     (0.00) $         -  $     (0.02) $     (0.00) $     (0.03) $     (0.00)
                            ============ ============ ============ ============ ============ ============
Basic and diluted weighted
 average common shares
 outstanding                  7,665,192    5,576,014    7,064,069    5,576,014    5,946,932    5,576,014
                            ============ ============ ============ ============ ============ ============



           See Accompanying Notes to Consolidated Financial Statements




                                 AQUENTIUM, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                          For the Nine   For the Nine         From Inception
                                          Month Period   Month Period           04/30/2001
                                          Ended          Ended                      To
                                          06/30/2003     06/30/2002       06/30/2003    06/30/2002
                                          -------------- -------------- -------------- --------------
Cash Flows from Operations
  Net Loss                                $    (132,963) $     (16,140) $    (194,948)  $    (16,140)
  Adjustments To Reconcile Net Loss To
  Net Cash Used by Operating Activities:
    Stock Issued for Services                    43,240         10,000         53,240         10,000
    Gain on Sale of Subsidiary                     (817)             -           (817)             -
  Increase in Accounts Payable                   51,020              -         96,100              -
                                          -------------- -------------- -------------- --------------
  Net Cash (Used) in Operating Activities       (39,520)        (6,140)       (46,425)        (6,140)
                                          -------------- -------------- -------------- --------------
Cash Flows From Investing Activities
  Cash Acquired - Acquisitions                        -              -          4,460              -
  Proceeds - Sale of Subsidiary                  10,717              -         10,717              -
  Increase in Officer/Shareholder Loan           19,150          7,500         26,650          7,500
                                          -------------- -------------- -------------- --------------
      Total Investing Activities                 29,867          7,500         41,827          7,500
                                          -------------- -------------- -------------- --------------

Cash Flows From Financing Activities
  Capital Contributed - Founder                       -            500            500            500
  Capital Contributed - Office Space              2,250          2,250          5,250          2,250
                                          -------------- -------------- -------------- --------------
                                                  2,250          2,750          5,750          2,750
                                          -------------- -------------- -------------- --------------
Net Increase/Decrease in Cash                    (7,403)         4,110          1,152          4,110

Cash - Beginning of Period                        8,555              -              -              -
                                          -------------- -------------- -------------- --------------

Cash - End of Period                      $       1,152  $       4,110  $       1,152  $       4,110
                                          ============== ============== ============== ==============
Non-Monetary Transactions:
  Capital Contributed - Office Space      $       2,250  $       2,250  $       5,250  $       2,250
  Issue of 160,000 shares of stock for
    services at $0.02 per share           $       3,200  $           -  $       3,200  $           -
  Issue of 500,000 shares of stock for
    services at $0.02 per share           $           -  $      10,000  $      10,000  $      10,000
  Issue of 250,000 shares of stock for
    acquisitions at $0.02 per share       $       5,000  $           -  $      23,000  $           -
  Issue of 2,002,000 shares of stock for
    services at $0.02 per share           $      40,040  $           -  $      40,040  $           -
                                          ============== ============== ============== ==============
Income Taxes Paid                         $           -  $           -  $           -  $           -
                                          ============== ============== ============== ==============
Interest Paid                             $           -  $           -  $           -  $           -
                                          ============== ============== ============== ==============


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

   H.  Sale of Subsidiary
       ------------------
       The Company disposed of one of its subsidiaries (FAST) in exchange for 500,000 shares of Alpha Solarco, Inc., a publicly traded company. The preferred shares can be converted into 5,000,000 common shares of Alpha Solarco. Because the Alpha Solarco stock is thinly traded, no value has been assigned to the preferred stock.

       The gain on the sale was $817. The proceeds from the sale were $10,717 representing accounts payable decrease of $15,080 and cash decrease of $4,363.

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

Had the value of the options been expensed (using the Black-Scholes model for the calculation) the following would be the pro-forma results:

         Loss as recorded              $(130,713)
         Pro-forma loss                $(143,475)

         Loss per share as recorded    $(0.02)
         Pro-forma loss per share      $(0.02)

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

Disposition of Subsidiary

     On June 29, 2002, we entered into an agreement to acquire Fiber Application Systems Technology, Inc., an Ontario, Canada corporation. On March 12, 2003, we sold our 100% interest in Fiber Application Systems Technology, Inc. to Alpha Solarco, Inc., a Colorado corporation. Alpha Solarco acquired Fiber Application Systems with 500,000 ten dollar convertible preferred shares of Alpha Solarco in exchange for 100% of Fiber Application Systems' shares. Because the Alpha Solarco stock is thinly traded, no value has been assigned to the preferred stock. We recognized a gain of $817 for the sale. The proceeds from the sale were $10,717 representing an accounts payable decrease of $15,080 and a cash decrease of $4,363.

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

     For the nine month period ended June 30, 2003 our net loss was $132,963 compared to $16,140 for the nine month period ended June 30, 2002. Our net loss per share was $0.02 for the nine month period ended June 30, 2003.

Liquidity and Capital Resources

     We have funded our operations primarily through capital contributions from related parties and issuance of our common stock for acquisitions and services. At June 30, 2003, we had $1,152 cash on hand with total assets of $9,790 compared to $8,555 cash on hand with total assets of $22,093 at the fiscal year ended September 30, 2002. Total liabilities at June 30, 2003, were $122,750 compared to total liabilities of $52,580 at the 2002 fiscal year end. Our accumulated deficit was $194,950 at June 30, 2003, compared to $61,987 at September 30, 2002.

     For the 2003 nine month period net cash used in operating activities was $39,520 compared to $6,140 for the 2002 nine month period. Net cash provided by investing activities was $19,150 for the 2003 nine month period compared to $7,500 for the 2002 nine month period representing loans from our President. Net cash provided by financing activities was $2,250 for 2003 nine month period compared to $2,750 for the 2002 nine month period. Financing activities were primarily the result of capital contributions of office space and cash by our President.

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

     Our net loss for the nine month period ended June 30, 2003 was $132,963 and for the fiscal year ended September 30, 2002, was $61,987. We are unable to fund our day-to-day operations through revenues alone and have financed our operations through a combination of loans and acquisitions with our common stock. We may be unable to increase revenues to the point that we attain and are able to maintain profitability.

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


                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

2.1 Share Purchase Agreement between WaterPur International, Inc. and Aquentium-Nevada, dated April 2, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, as amended, filed on February 13, 2003)
2.2 Share Purchase Agreement between USA Public Auction, Inc. and Aquentium, dated August 6, 2002 (Incorporated by reference to exhibit
        2.3 for Form 10-KSB, as amended, filed on February 13, 2003)
2.3 Exchange agreement between Canby Group, Inc. and Aquentium, dated September 9, 2002 (Incorporated by reference to exhibit 2.4 for Form 10-KSB, as amended, filed on February 13, 2003)
2.4 Exchange agreement between Food Safe, Inc. and Aquentium, dated October 28, 2002 (Incorporated by reference to exhibit 2.5 for Form 10-KSB, as amended, filed on February 13, 2003)
3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)
3.2     Restated by-laws of Aquentium  (Incorporated by reference to exhibit
        3.3 for Form 10-KSB, as amended, filed on February 13, 2003)
10.1 Share Agreement between Aquentium-Nevada and Aries Ventures, Inc., dated April 2, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, as amended, filed on February 13, 2003)
21.1 Subsidiaries of Aquentium (Incorporated by reference to exhibit 21.1 for Form 10-QSB, as amended, filed on May 14, 2003)
31.1    Principal Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

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



                                     Aquentium, Inc.

Date: September 8, 2003                   /s/ Mark T. Taggatz
                                     By: _______________________________
                                         Mark T. Taggatz
                                         President, CEO, Principal Financial
                                         Officer and Director