Form 10KSB
period 2003-09-30
AQUENTIUM INC
filed 2003-12-29
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended September 30, 2003


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year:   None

As of December 12, 2003, the registrant had 8,930,263 shares of common stock outstanding. Since the registrant does not have an active trading market, a market value of the 3,425,338 shares of voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                        TABLE OF CONTENTS

                              PART I
Item 1.  Description of Business...........................................3
Item 2.  Description of Property...........................................6
Item 3.  Legal Proceedings.................................................6
Item 4.  Submission of Matters to a Vote of Security Holders...............6

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters
         and Issuer Purchase of Securities.................................6
Item 6.  Management's Discussion and Analysis or Plan of Operation.........9
Item 7.  Financial Statements.............................................13
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................28
Item 8A. Controls and Procedures..........................................28

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act................28
Item 10. Executive Compensation...........................................29
Item 11. Security Ownership of Certain Beneficial Owners and Management...30
Item 12. Certain Relationships and Related Transactions...................31
Item 13. Exhibits and Reports on Form 8-K.................................31
Item 14. Principal Accountant Fees and Services...........................32
Signatures................................................................32

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

                              PART I

                 ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

     Aquentium, Inc. was incorporated in the state of Delaware on April 3, 1987 as Arnex Investment Group, LTD. In 1993 the corporation name was changed to Vector Environmental Technologies, Inc. and in 1977 the corporation name was changed to WaterPur International, Inc. On April 2, 2002, WaterPur International entered into an agreement to acquire Aquentium, Inc., a Nevada corporation ("Aquentium-Nevada"). WaterPur International issued 4 million shares in exchange for the 5,240,000 shares of Aquentium-Nevada. The transaction was treated as a reverse acquisition and Aquentium-Nevada became the accounting survivor. Then on May 7, 2002, WaterPur International changed the corporation name to Aquentium, Inc.

     During our fiscal year ended September 30, 2002, we acquired three wholly-owned subsidiaries. In July 2002 we acquired Fiber Application Systems Technology, Inc., a privately held Ontario, Canada corporation. This company was a fiber-optic development company. We acquired USA Public Auction, Inc., a privately held Nevada corporation, in August 2002. This company had developed proprietary software designed to operate an online auction web site for new and used car dealerships. In September 2002 we acquired Canby Group Inc., a privately held California corporation. This company's business plan relates to public relations and consulting services and an early-stage entertainment division. (See, "Subsidiaries" and "Part II, Item 6, Acquisition Treatment" below, for further details.)

     During the fiscal year ended September 30, 2003, we acquired another wholly-owned subsidiary and sold one of our subsidiaries. In the interim period after the fiscal year end we have sold another subsidiary. In October 2002 we acquired Food Safe, Inc., a privately held Texas corporation. This company was a food safety company which had developed equipment and processes to kill pathogens and bacteria found in foods. However, we sold this company on October 29, 2003. We also sold Fiber Application Systems Technology, Inc. on March 12, 2003. (See, "Subsidiaries" and "Part II, Item 6, Subsidiaries," below, for further details.)

     On December 5, 2003, we entered into an agreement to acquire Charis Energy Development, Inc., a privately held Nevada corporation ("Charis Energy"). Charis Energy owns the worldwide manufacturing and marketing rights to a new type of solar panel. (See, "Subsidiaries" and "Part II, Item 6, Subsidiaries," below, for further details.)

Our Plan

     We are a holding company operating on a consolidated basis with our wholly-owned subsidiaries, which are development stage companies. We did not record revenues during the fiscal year ended September 30, 2003, and we had negative working capital of $139,157 and an accumulated deficit of $321,897.

     Our business plan is to seek, investigate, and, if warranted, acquire business opportunities which are profitable, or we anticipate will become profitable. Our management believes that companies who desire a public market to enhance liquidity for current stockholders or plan to acquire additional assets through issuance of securities rather than for cash will be potential acquisition candidates.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement; however, none of our management are professional business analysts. (See, "Part III, Item 9, "Directors and Executive Officers, . . ." below). There is no assurance that we will be able to identify and acquire a business opportunity which will ultimately prove to be beneficial to us and our stockholders. Our management has completed four acquisitions of business opportunities during the past two years; however, only one subsidiary recorded minimal revenues. We sold two of those subsidiaries during the past year and have been unable to obtain adequate funding to develop the other subsidiaries.

     Our management has discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. We anticipate that business opportunities will come to our attention through prior personal and business relationships. Sources may include our officers and directors, our stockholders, professional advisors, such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Also, our search for business opportunities will not be limited to any particular geographical area or industry and may include both United States and international companies.

     A decision to participate in a specific business opportunity may be made upon our management's analysis of the following factors:
     .     Quality of the business opportunity's management and personnel;
     .     Potential for growth and profitability;
     . Capital requirements and anticipated availability of required funds to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
     . The anticipated acceptability of the business opportunity's new products or marketing concept;
     .     The merit of its technological offerings or changes;
     . The perceived benefit that it will derive from becoming a publicly held entity; and,
     . Numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

     In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand or change product emphasis, change or substantially augment management, or the necessity to make other changes. We will be dependent upon the owners of any business opportunity to identify problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

     Certain conflicts of interest exist or may develop between Aquentium and our officer and director. As of the date of this filing, we have one director and officer and he has other business interests to which he currently devotes attention, which include his primary employment and management of other companies. He may be expected to continue to devote his attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgement in a manner which is consistent with his fiduciary duties to Aquentium.

     It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is thinly traded and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his/her/its investment without considerable delay, if at all. If an active market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act. (See, "Part II, Item 5, Market Information," below, for further details.)

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the specific business opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities.

Competition

     We expect to encounter substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities or persons may have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities.

Employees

     We currently have one employee. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage more full-time employees so long as our subsidiaries have minimal operations.

Subsidiaries

     Our subsidiaries are development stage companies and have not recorded revenues.

     Charis Energy Development, Inc. - We have agreed to acquire Charis Energy; however, the acquisition has not been completed as of the date of this filing. Charis Energy is a development stage company with minimal operations. It recently acquired worldwide manufacturing and marketing rights to a new type of non-silicone solar energy panel. It intends to file required patent applications worldwide and then launch the marketing of the solar panel.

     USA Public Auction, Inc. - USA Public Auction has developed proprietary software that allows new and used car dealers to have a fully operational, live, online auction web site. USA Public Auction's software has the potential to bring customers and leads to car dealers. The software provides a full feature auction site that is user friendly and customized for each dealer. The software provides a means for the purchasing public to see detailed information about a vehicle, arrange a test drive, ask questions, obtain financing, as well as see who is bidding against them. The web site's tools are designed to provide consumer confidence when shopping online, ease of access and ease of use, and to allow the consumer to buy a car for the best possible price.

     Initially, the company intends to focus its market in the United States, and possibly Canada. USA Public Auction will compete with other auto auction web sites such as ebay motors, and other sites on Amazon.com, Yahoo! and MSN.

     Canby Group, Inc. - Canby Group is a public relations development stage company structured with two divisions: Phillips P.R. Review and an early stage entertainment division. The Phillips P.R. Review division offers public relations services centered around the analysis of a client's existing public relations and marketing programs. This division is based on the founder, Hal Phillips', forty (40) years of experience in the industry. This division provides expertise in forming or re-forming the public image of companies; local, national and international governments, and well-known and lesser known people. The purpose of the entertainment division is to acquire operating companies within the entertainment industry which may have products to license or distribute.

                 ITEM 2.  DESCRIPTION OF PROPERTY

     We do not currently own or lease any property. We use office space in the office of our President. Until we recognize sufficient income, we will not seek independent office space.

                    ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any proceedings or threatened proceedings as of the date of this filing.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.

                             PART II

 ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES

Market Information

     The trading prices of our common stock are reported by Pink Sheets, L.L.C., formerly the National Quotation Bureau, under the symbol "AQNM." Our common stock is thinly traded and we do not have an active trading market at the time of this filing. The following table lists the range for the high and low trading prices of our common for each quarter for the last two fiscal years as reported by Pink Sheets. L.L.C. Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions. The quarters ended December 31, 2001 and March 31, 2002, have been restated to reflect a 1-for-200 reverse effected May 22, 2002.

     Fiscal Quarter Ended                  High              Low
     --------------------                --------          --------

     December 31, 2001                   $  0.008          $  0.004
     March 31, 2002                         0.009             0.001
     June 30, 2002                          3.00              0.20
     September 30, 2002                     6.50              2.25

     December 31, 2002                   $  4.00           $   1.00
     March 31, 2003                         3.00               1.30
     June 30, 2003                          4.00               1.50
     September 30, 2003                     3.50               1.50

     Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:
     . registered and traded on a national securities exchange meeting specified criteria set by the SEC;
     .     authorized for quotation from the NASDAQ stock market;
     .     issued by a registered investment company; or
     . excluded from the definition on the basis of share price or the issuer's net tangible assets.
     These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.
Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser's written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

     As of December 12, 2003, we had approximately 290 stockholders of record.

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

Securities Under Equity Compensation Plans

     The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements.


               EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                   (b)               (c)
---------------- ---------------------- ------------------- ---------------
Equity compen-
sation plans
approved by
security holders         0              $      0                 0
---------------- ---------------------- ------------------- ---------------
Equity compen-
sation plans not
approved by
security holders     10,000,000               0.01               0
---------------- ---------------------- ------------------- ---------------
Total                10,000,000         $     0.01               0
---------------- ---------------------- ------------------- ---------------

     2003 Stock Option Plan.   On February 21, 2003, our board of directors
approved the 2003 Stock Option Plan. This plan has not been approved by our shareholders. The plan provides for the grant of both incentive stock options pursuant to Section 422 of the Internal Revenue Code and non-qualified stock options. The plan is administered by the full board of directors, which determines the terms of the options granted. The board of directors may amend the plan without the approval of the shareholders, except shareholder approval is required for certain amendments described more fully in the plan.

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

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold without registration by Aquentium during the past three years.

     On December 5, 2003, our board of directors authorized the issuance of 1,000,000 common shares to the four shareholders of Charis Energy in consideration for 100% of the Charis Energy common stock which they held. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On February 24, 2003, our board of directors authorized the issuance of 2,000,000 common shares to Sherry Wilson in consideration for services valued at approximately $40,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On February 21, 2003, our board of directors authorized the grant of options to purchase 10,000,000 common shares to Mark T. Taggatz in consideration for his services as President. The options have an exercise price of $0.01 and expire February 21, 2006. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On January 6, 2003, our board of directors authorized the issuance of 2,000 common shares to Jay D. Baker to convert debt valued at approximately $40. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On November 1, 2002, our board of directors authorized the issuance of 250,000 common shares valued at approximately $5,000 to Clarence Karney, the sole shareholder of Food Safe, Inc. in exchange for the all of the shares of Food Safe. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On October 4, 2002, our board of directors authorized the issuance of 100,000 common shares valued at approximately $2,000 to Gary Cella and 60,000 common shares valued at approximately $1,200 to Gene Morphew in consideration for consulting services. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On September 9, 2002, our board of directors authorized the issuance of 150,000 common shares valued at approximately $3,000 to Hal Phillips, the sole shareholder of Canby Group, Inc. in exchange for all of the shares of Canby Group. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On August 9, 2002, our board of directors authorized the issuance of 250,000 common shares valued at approximately $5,000 to the Al Tamasebi, the sole shareholder of USA Public Auctions, Inc. in exchange for all of the shares of USA Public Auctions. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On June 29, 2002, our board of directors authorized the issuance of 500,000 common shares valued at approximately $10,000 to the four shareholders of Fiber Application Systems Technology, Inc. in exchange for the shares of Fiber Application Systems. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On June 15, 2002, our board of directors authorized the issuance of 500,000 common shares to Sherry L. Wilson in consideration for services rendered to us for the acquisition of Aquentium, Inc., a Nevada corporation. These services were valued at approximately $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On June 8, 2002, our board of directors authorized the issuance of 1,000,000 common shares to Aries Ventures, Inc. for conversion of preferred shares valued at approximately $5,000 that Aries Ventures purchased from our predecessor, WaterPur International, Inc. In addition, we granted warrants to purchase 250,000 common shares at an exercise price of $1.00 which expire through June 8, 2005. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On June 1, 2002, our board of directors authorized the issuance of 4,000,000 common shares valued at approximately $20,000 to eight shareholders of Aquentium-Nevada in exchange for 5,240,000 Aquentium-Nevada shares. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     In each of the private transactions above we believe that each purchaser was aware:
     .     that the securities had not been registered under federal
 securities laws;
     . acquired the securities for his/her/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;
     . understood that the securities would need to be held indefinitely unless registered or an exemption from registration applied to a proposed disposition; and
     . was aware that the certificate representing the securities would bear a legend restricting their transfer.
We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities, and the rules and regulations promulgated thereunder.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     Aquentium, Inc. is a diversified holding company with wholly-owned subsidiaries that are in the development stage. During the past two years we have focused our attention on the acquisition of subsidiaries with the intent to acquire subsidiaries that may generate revenues in the future. We acquired four subsidiaries during the past two years; however, none of those companies generated revenues in the 2003 fiscal year. We sold two of the subsidiaries as a result of our inability to raise sufficient funding to develop their operations. The remaining two subsidiaries are inactive. (See, "Subsidiaries," below.)

     We are also in the process of acquiring another subsidiary as of the date of this filing. Our expectation is that the newest subsidiary, Charis Energy, will obtain necessary worldwide patents for its new type of solar panel and then develop a business plan to manufacture and market those solar panels. Of course the patent process will require additional funding and we cannot assure that Charis Energy will be successful in obtaining all of the necessary patents to move forward with this business plan.

Going Concern

      We are a development stage company and we did not record revenues for the fiscal year ended September 30, 2003 (the "2003 fiscal year") and recorded revenues of $3,252 for the year ended September 30, 2002 (the "2002 fiscal year"). Based upon these factors our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern. However, our plan is to continue to seek and acquire business opportunities with profitable operations or with the potential to develop profitable operations in the short term.

Liquidity and Capital Resources

     We have funded our operations primarily through capital contributions from related parties and issuance of our common stock for acquisitions and services. At September 30, 2003, we had $2,320 cash on hand with total assets of $7,320 compared to $8,555 cash on hand with total assets of $22,093 at the fiscal year ended September 30, 2002. Total assets decreased as a result of disposition of one of our subsidiaries and the determination that goodwill related to Canby Group and USA Public Auction was considered impaired and $3,638 of goodwill was expensed. Total liabilities at September 30, 2003, were $146,477 compared to total liabilities of $52,580 at the 2002 fiscal year end. Our accumulated deficit was $321,897 at September 30, 2003, compared to $61,987 at September 30, 2002.

     Management anticipates losses to continue in the foreseeable future and there can be no assurance that future revenues, if any, will be adequate to absorb operation and other expense. We need additional financing to continue development of our subsidiaries' operations and we expect that any additional capital will likely be provided by future loans from related parties or private placements of our common stock. Our management has loaned funds to us in the past and we anticipate that our directors, officers and stockholders may provide future loans. However, we have not entered into written agreements with these persons and, therefore, these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

     We anticipate that any private placement of stock will be issued pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingencies

     Our principal commitments are related to accrued salaries of $100,000 and $37,650 owed to our President, Mr. Taggatz, for advances. We are unable to satisfy these obligations with cash on hand or with revenues. We may repay these obligations with cash, when available, or we may convert them into common stock.

     Lock-up/Leak-out Agreement.   On April 2, 2002, Aquentium-Nevada entered
into an agreement to satisfy outstanding debts and claims Aries Ventures, Inc., a Nevada corporation, held against WaterPur International. Aries Ventures held preferred stock it had purchased from WaterPur International in 1997 and had not converted. On June 8, 2002, Aries Ventures agreed to convert the preferred shares it held for 1,000,000 of our common shares and warrants to purchase another 250,000 shares at an exercise price of $1.00 for a three year term. The warrants and the underlying common stock have unlimited piggy back registration rights.

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

     The anti-dilution protection provides that if the aggregate market value of the shares held by Aries Ventures is less than $12,000,000 and if Aries Ventures does not own more than 10% of our issued and outstanding common stock, then it will be entitled to receive newly-issued common shares so that it will own 10% of the outstanding shares of Aquentium. The determination for any adjustment is determined on December 31, 2002 and 2003, so long as Aries Ventures continues to hold the shares and if the market value of our common stock owned by Aries Ventures is less than $12,000,000. The market value test is based on the average price of our common stock for the 30 consecutive calendar days during the calendar year at which the stock traded at its highest level. At December 31, 2002, management determined that the aggregate market value of the shares held by Aries Ventures was less than $12,000,000; however, Aries Ventures beneficially owned more than 10% of our outstanding shares. As a result, Aries Ventures was not entitled to receive additional shares.

     The agreement has a recall provision related to the 250,000 warrants granted in the transaction. If we apply for listing and receive written approval for listing on the American Stock Exchange or the NASDAQ Small Cap or National Market System during the three year exercise period of the warrants, then Aquentium will have the right to call, with 30 days written notice, any remaining outstanding warrants for an exercise price of $0.01 per warrant. Aries Ventures will have a 20 day period to exercise the warrants after the written notice is received.

     As part of this transaction we agreed that if we issued non-convertible preferred stock it would have no voting rights. Also, any convertible preferred stock or convertible debt would be included in the anti-dilution protection calculations.

Subsidiaries

     Acquisition Treatment.   On April 2, 2002, WaterPur International agreed
to acquire Aquentium-Nevada in an arm's-length transaction. WaterPur International issued 4 million shares in exchange for 5,240,000 shares of Aquentium-Nevada, and this transaction was valued at approximately $20,000. The acquisition was accounted for under the purchase method of accounting and was accounted for as a reverse acquisition with Aquentium-Nevada as the accounting survivor. Accordingly, our financial statements are the historical financial statements of Aquentium-Nevada.

     On June 29, 2002, we entered into an agreement to acquire Fiber Application Systems Technology, Inc., an Ontario, Canada corporation. In an arm's-length transaction, we issued 500,000 common shares valued at approximately $10,000 in a stock-for-stock exchange for 100% of the outstanding shares of Fiber Application Systems. We acquired net assets of $100 and goodwill valued at $9,000. Fiber Application Systems recorded revenues of $3,252 for the 2002 fiscal year, but did not record revenues in the 2003 fiscal year.

     On August 6, 2002, we agreed to acquire USA Public Auction, Inc., a Nevada corporation, in an arm's-length transaction. We acquired USA Public Auction by issuing 250,000 common shares valued at approximately $5,000 in a stock-for-stock exchange for 100% of the USA Public Auction shares. We acquired approximately $4,280 in assets and goodwill valued at $638. USA Public Auction did not record any revenues for the 2002 or 2003 fiscal years.

     On September 9, 2002, we entered into an agreement to acquire Canby Group Inc., a California corporation. In an arm's-length transaction, we issued 150,000 common shares, valued at approximately $3,000, in a stock-for-stock exchange for the Canby Group common stock. We acquired goodwill valued at $3,000. Canby Group did not record any revenues for the 2002 or 2003 fiscal years.

     On October 28, 2002, we agreed to acquire Food Safe, Inc., a Texas corporation. We issued 250,000 common shares valued at approximately $5,000 through a stock-for-stock exchange for 100% of Food Safe's shares. We acquired goodwill valued at $5,000. Food Safe did not record any revenues for the 2002 or 2003 fiscal years.

     Disposition of Subsidiaries.   On March 12, 2003, we sold our 100%
interest in Fiber Application Systems Technology, Inc. to Alpha Solarco, Inc., a Colorado corporation. Alpha Solarco acquired Fiber Application Systems with 500,000 ten dollar convertible preferred shares of Alpha Solarco in exchange for 100% of Fiber Application Systems' shares. Because the Alpha Solarco stock is thinly traded, no value has been assigned to the preferred stock. We recognized a gain of $817 for the sale. The proceeds from the sale were $10,717, representing an accounts payable decrease of $15,080 and a cash decrease of $4,363.

     We sold Food Safe, Inc. in October 2003 to eFoodSafety.com, Inc., a Nevada corporation, for 600,000 restricted shares of eFoodSafety.com. The transaction was valued at approximately $780,000 based on the median price of eFoodSafety.com's common stock for the 30 days prior to the agreement and applying a reduction for the restriction on the sale of the shares until registered or an exemption from registration is available. We intend to recognize a gain of $775,000 in the first quarter of the 2004 fiscal year from this transaction.

Results of Operations

     Our fiscal year ends September 30 and the following discussions are based on the consolidated operations of Aquentium-Nevada since its inception date of April 30, 2001, and Fiber Application Systems, USA Public

Auction, Canby Group and Food Safe. These discussions should be read in conjunction with our financial statements for the years ended September 30, 2003 and 2002, included in this report at Part II, Item 7, below.

     Comparison of 2003 and 2002 Fiscal Year. For the 2003 fiscal year, we recorded no consolidated revenues compared to consolidated revenues of $3,252 for the 2002 fiscal year. The 2002 fiscal year revenues were from professional fees earned by Fiber Application Systems. Total operating expenses were $260,727 for the 2003 fiscal year compared to $65,239 for the 2002 fiscal year. Stock option compensation expense of $100,000 was recorded in the fourth quarter of the 2003 fiscal year due to options granted during the 2003 fiscal year with an exercise price below the fair market value of our common stock on the date of grant. Salaries represented $70,000, or 26.8%, of total operating expenses for the 2003 fiscal year compared to $36,400, or 55.8%, of total operating expenses for the 2002 fiscal year. Professional fees primarily related to our acquisitions were $22,627, or 8.7%, of total operating expenses compared to $13,660, or 20.9%, of our total operating expenses for the 2002 year. The value of stock issued for services was $43,200, or 16.6%, of total operating expenses for the 2003 fiscal year compared to $10,000, or 15.3%, of total operating expenses.

     We recorded a net loss of $259,910 for the 2003 fiscal year compared to a net loss of $61,987 for the 2002 fiscal year. Our net loss per common share was $0.05 for the 2003 fiscal year compared to $0.008 for the 2002 fiscal year.

     Net cash used by operating activities was $64,365 for the 2003 fiscal year compared to $6,907 for the 2002 fiscal year. Net cash provided by investing activities was $24,980 for the 2003 fiscal year compared to $0 for the 2002 fiscal year. The 2003 amount reflects the disposition of Fiber Application Systems, our former wholly-owned subsidiary, and the write off of our investment in that subsidiary. Net cash provided by financing activities was $33,150 for the 2003 fiscal year compared to $15,462 for the 2002 fiscal year. Financing activities were primarily capital contributions and advances from related parties.

Factors Affecting Future Performance

     We have recorded a net loss for the fiscal years ended September 30, 2003 and 2002 and may be unable to attain or maintain profitability.

     We are unable to fund our day-to-day operations and have financed our operations through a combination of loans and equity transactions. Our acquisitions have been completed through stock-for-stock exchange transactions. We may not realize revenues from our subsidiaries or may be unable to increase revenues to the point that we attain and are able to maintain profitability.

     We need additional external capital and may be unable to raise it.

     Based on our current plan we believe we may require $1 million additional financing within the next twelve months to develop our subsidiaries' operations. Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans. If we borrow funds, we could be forced to use a large portion of our future revenues to repay principal and interest on those funds. If we issue our securities for capital, the interests of our shareholders will be diluted.

     We may pursue acquisitions of complementary service product lines, technologies or other businesses and these acquisitions may interfere with our operations and negatively affect our financial position.

     From time to time, we evaluate potential acquisitions of businesses, services, products, or technologies. These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and recognition of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies; the diversion of our management's attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and, the potential loss of key employees of the acquired company. We cannot assure that we will be successful in developing and implementing a business strategy that provides for continued growth of all of our subsidiaries.

Off Balance Sheet Arrangements

     None.

New Accounting Announcements

     We have adopted several new accounting pronouncements which are described in more detail in Note 2(F) in the notes to our consolidated financial statements, below. We do not expect the adoption of these standards to have a material impact on our financial statements at this time.


                  ITEM 7.  FINANCIAL STATEMENTS

                 AQUENTIUM, INC. AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2003



                        TABLE OF CONTENTS


Independent Auditor's Report                                             1

Consolidated Balance Sheet as of September 30, 2003                      2

Consolidated Statements of Operations for the Year Ended
September 30, 2002 and 2003, and from inception through
September 30, 2003                                                       3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
for the periods from inception through September 30, 2003                4

Consolidated Statements of Cash Flows for the Year Ended
September 30, 2002 and 2003 and from inception through
September 30, 2003                                                       5

Notes to Consolidated Financial Statements                             6-9

                       George Brenner, CPA
                    A Professional Corporation
                10680 W. PICO BOULEVARD, SUITE 260
                  LOS ANGELES, CALIFORNIA 90064
                 310/202-6445   Fax 310/202-6494


                  REPORT OF INDEPENDENT AUDITOR

Board of Directors
Aquentium, Inc. (a Delaware corporation) formerly WaterPur International, Inc. (A Development-Stage Company)
Lake Elsinore, CA

I have audited the accompanying consolidated balance sheet of Aquentium, Inc., a Delaware corporation formerly WaterPur International, Inc. (a development-stage company) as of September 30, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended September 30, 2002 and 2003 and the period from April 30, 2001 (date of inception) through September 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Aquentium, Inc., Delaware as of September 30, 2003 and the results of its operations, stockholders' deficit and cash flows for the years ended September 30, 2003 and 2002 and from inception (April 30, 2001) through September 30, 2003in conformity with accounting principles generally accepted in the United States of America.

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



                                      /s/ George Brenner, C.P.A.
                                          George Brenner, C.P.A.
Los Angeles, California
December 23, 2003

     AQUENTIUM, INC. (FORMERLY WATERPUR INTERNATIONAL, INC.)
                         AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2003


                              ASSETS

Current Assets
 Cash                                                          $      2,320

Investment - Preferred Stock (Note 2A)                                    -
Goodwill                                                              5,000
                                                               -------------

   TOTAL ASSETS                                                $      7,320
                                                               =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts Payable                                              $      8,827
 Officer/Stockholder Advance                                         37,650
 Salaries Payable - Related Parties                                 100,000
                                                               -------------
   TOTAL LIABILITIES                                                146,477
                                                               -------------
STOCKHOLDERS' DEFICIT

 Preferred stock ($0.00001 par value)
    10,000,000 shares authorized;
    0 issued and outstanding                                              -
 Common stock ($0.005 par value)
    100,000,000 shares authorized;
    8,888,014 issued and outstanding                                 44,440
 Additional Paid In Capital                                         138,300
 Accumulated Deficit                                               (321,897)
                                                               -------------
   TOTAL STOCKHOLDERS' DEFICIT                                     (139,157)
                                                               -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $      7,320
                                                               =============



   See Accompanying Notes to Consolidated Financial Statements

     AQUENTIUM, INC. (FORMERLY WATERPUR INTERNATIONAL, INC.)
                        AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                    For The Year  For The Year  From Inception
                                        Ended        Ended        04/30/2001
                                     09/30/2002    09/30/2003   to 09/30/2003
                                    ------------- ------------- --------------
REVENUE
 Miscellaneous                      $      3,252  $        817  $       4,069
                                    ------------- ------------- --------------
OPERATING EXPENSES
 Stock Options Compensation                    -       100,000        100,000
 Common Stock Issued for Services         10,000        43,200         53,200
 Professional Fees                        13,660        22,627         36,287
 Salaries                                 36,400        70,000        106,400
 Impairment Expense                            -         3,638          3,638
 Other                                     5,179        21,262         26,441
                                    ------------- ------------- --------------
                                          65,239       260,727        325,966
                                    ------------- ------------- --------------

NET LOSS BEFORE TAXES                    (61,987)     (259,910)      (321,897)

PROVISION FOR INCOME TAXES
 Federal                                       -             -              -
 State                                         -             -              -
                                    ------------- ------------- --------------

NET LOSS                            $    (61,987) $   (259,910) $    (321,897)
                                    ============= ============= ==============
Basic and fully diluted loss per
  common share                      $      (.008) $      (0.05) $       (0.05)
                                    ============= ============= ==============
Basic and fully diluted weighted
  average common shares outstanding    8,038,250     5,734,233      6,593,812
                                    ============= ============= ==============







   See Accompanying Notes to Consolidated Financial Statements


              AQUENTIUM, INC. (FORMERLY WATERPUR INTERNATIONAL, INC.)
                                 AND SUBSIDIARIES
                           (A DEVELOPMENT-STAGE COMPANY)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
            FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2003



                                                                                                Shareholders'
                             Preferred                 Common            Paid-In    Accumulated    Equity/
                       Shares        Amount      Shares      Amount      Capital      Deficit     (Deficit)
                      ----------- ----------- ------------ ----------- ------------ ----------- -------------
Founder's capital
 contribution                  -  $        -            -  $        -  $       500  $        -  $       500

Capital contributed,
 office space                  -           -            -           -        3,000           -        3,000

Common stock issued
 for reverse merger            -           -    4,000,000      20,000      (20,000)          -            -

Preferred stock
 converted                     -           -    1,000,000       5,000       (5,000)          -            -

Common stock retained
 by shareholders
 April, 2002 for the
 acquisition of
 Aquentium, Delaware
 valued at par value
 per share                     -           -       76,014         380        (380)           -            -


Stock for services             -           -      500,000       2,500        7,500           -        10,000

Acquisitions of
 subsidiaries                  -           -      900,000       4,500       13,500           -        18,000

Net (Loss) for the
 period of April 30,
 2001 through
 September 30, 2002            -           -            -           -            -     (61,987)      (61,987)
                      ----------- ----------- ------------ ----------- ------------ ----------- -------------
                               -           -    6,476,014      32,380         (880)    (61,987)      (30,487)
Stock options
 compensation                  -           -            -           -      100,000           -       100,000

Stock for services             -           -    2,160,000      10,800       32,400           -        43,200

Acquisition of
 subsidiaries                  -           -      250,000       1,250        3,750           -         5,000

Debt settlement                -           -        2,000          10           30           -            40

Capital contributed,
 office space                  -           -            -           -        3,000           -         3,000

Net (Loss) for the
 year ended
 September 30, 2003            -           -            -           -            -    (259,910)     (259,910)
                      ----------- ----------- ------------ ----------- ------------ ----------- -------------
                               -  $        -    8,888,014  $   44,440  $   138,300  $ (321,897) $   (139,157)
                      =========== =========== ============ =========== ============ =========== =============


           See Accompanying Notes to Consolidated Financial Statements.
                                         4



          AQUENTIUM, INC. (FORMERLY WATERPUR INTERNATIONAL, INC.)
                             AND SUBSIDIARIES
                       (A DEVELOPMENT-STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For The Year   For The Year  From Inception
                                                           Ended         Ended         04/30/01
                                                         09/30/2002    09/30/03       to 09/30/03
                                                       -------------- ------------- --------------
Cash Flows from Operations
  Net Loss                                             $     (61,987)  $  (259,910) $    (321,897)
  Adjustments To Reconcile Net Loss
  To Net Cash Used by Operating Activities:
    Stock Options Compensation                                     -       100,000        100,000
    Stock Issued for Service                                  10,000        43,240         53,240
    Impairment Expense                                             -         3,638          3,638
  Accounts Payable                                            15,080       (21,333)        (6,253)
  Increase in Salaries Payable                                30,000        70,000        100,000
                                                       -------------- ------------- --------------
  Net Cash (Used) in Operating Activities                     (6,907)      (64,365)       (71,272)
                                                       -------------- ------------- --------------
Cash Flows From Investing Activities
  Disposition of Subsidiary                                        -        15,080         15,080
  Write Off - Subsidiary Investment                                -         9,900          9,900
                                                       -------------- ------------- --------------
                                                                   -        24,980         24,980
                                                       -------------- ------------- --------------
Cash Flows From Financing Activities
  Cash Acquired - Acquisitions                                 4,462             -          4,462
  Advance - Stockholder/Officer                                7,500        30,150         37,650
  Capital Contributed - Founder                                  500             -            500
  Capital Contributed - Office Space                           3,000         3,000          6,000
                                                       -------------- ------------- --------------
                                                              15,462        33,150         48,612
                                                       -------------- ------------- --------------
Net Increase (Decrease) in Cash                                8,555        (6,235)         2,320
Cash - Beginning of Period                                         -         8,555              -
                                                       -------------- ------------- --------------
Cash - End of Period                                   $       8,555  $      2,320  $       2,320
                                                       ============== ============= ==============
Non-Monetary Transactions:
  Issue of 2,660,000 shares of stock for
  services at $0.02 per share                          $      10,000  $     43,200  $      53,200

  Issue of 2,000 shares of stock for
  debt settlement                                      $           -  $         40  $          40

  1,150,000 common shares issued for
  acquisitions at $0.02 per share                      $      18,000  $      5,000  $      23,000

Income Taxes Paid                                      $           -  $          -  $           -
Interest Paid                                          $           -  $          -  $           -


        See Accompanying Notes to Consolidated Financial Statements



                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND HISTORY

A.  Business
    --------

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 1 D "Development Stage Company"). Its holdings include a public relations and consulting service and an early-stage entertainment division that develops and licenses products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), the design and development of fiber optic devices for both sensor and com-systems applications (Fiber Applications Systems Technology, Inc.), and Food Safe, Inc. the development of food safety processes that extends the shelf life of fruits and vegetables. All the above companies were inactive during fiscal year ending September 30, 2003, however, See Note 2A, "Acquisitions and Dispositions".

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

A.  Acquisitions and Dispositions
    -----------------------------

Subsequent to Aquentium, Delaware acquiring Aquentium, Nevada, the following acquisitions were made:

On June 29, 2002, 100% of Fiber Application Systems Technology (FAST) was acquired for 500,000 common shares at $0.02 per share or $10,000. The Company acquired cash of $4,363, organization costs of $10,817 (written off) and accounts payable of $15,080 for a net asset value $100 resulting in goodwill of $9,900.

On March 12, 2003 FAST was disposed of for 500,000 preferred shares of Alpha Solarco, Inc. a publicly traded company. The preferred shares can be converted into 5,000,000 common shares. Because Alpha Solarco stock is thinly traded no value has been assigned to this transaction. An $817 gain, measured by the accounts payable, cash reduction and $9,900 cost basis, has been recognized.

On August 9, 2002, 100% of USA Public Auction, Inc. was acquired for 250,000 common shares at $0.02 per share or $5,000. The Company acquired cash of $82 and organization costs of $4,280 (written off) resulting in goodwill of $638.

On September 9, 2002, 100% of Canby Group, Inc. was acquired for 150,000 common shares at $0.02 per share or $3,000 with no net assets.

On November 1, 2002 100% of Food Safe, Inc. was acquired for 250,000 common shares valued at $.02 per share. See Note 8 "Subsequent Event".

B.  Accounting Period
    -----------------

The Company's fiscal year-end is September 30th. The accompanying consolidated financial statements include the years ended September 30, 2002 and 2003 and the twenty-nine months from April 30, 2001 (inception) through September 30, 2003.

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

F.  New Accounting Pronouncements
    -----------------------------

In September 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement will be effective for the Company's fiscal year ending 2003. Management does not expect the adoption of this standard to have a material impact on the Company's financial statements.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based
Compensation   Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this statement is effective for the December 31, 2002 financial statements.

In January 2003, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FASB Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The Company does not expect that this interpretation will have any other effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

G.  Continuing Existence
    --------------------

The Company is a development-stage company with no significant revenue to date, negative working capital and a stockholders' deficit.

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


H.  Loss Per Share
    --------------

Warrants and stock options have not been included in the computation of loss per share because their inclusion would be anti-dulitive.

I.  Goodwill
    --------

Goodwill represents the excess cost ($5,000) over the net assets ($0) of the subsidiary Food Safe, Inc. Management tests each subsidiary on an annual basis. The goodwill, if impaired, will by adjusted. For the year ended September 30, 2003, the goodwill related to the Canby Group, Inc. ($3,000) and USA Public Auction, Inc. ($638) was considered impaired and expensed.


3.  STOCK FOR SERVICES

Stock for professional services was 2,160,000 shares at $.02 per share ($43,200) and 500,000 shares at $.02 per share ($10,000) for the years ended September 30, 2003 and 2002, respectively.

Professional services incurred in connection with the Aquentium, Nevada acquisition was $10,000 for which 500,000 restricted shares value at $.02 per share of Aquentium common stock were given to a related party. See Note 7 "Related Parties Transactions."


4.  STOCKHOLDERS' EQUITY

The unrestricted 1,000,000 common shares owned by Aries have anti-dilution protection. The stock will be calculated separately on December 31, 2002, 2003 and as long as Aries continues to hold such stock or a fraction thereof. The anti-dilution protection is applicable provided that the aggregate market value of Aquentium's common stock and all spin-offs common stock owned by Aries is less than $12,000,000 and Aries owns less than 10% of the outstanding shares. Aries will then be entitled to receive, without any additional payment, a sufficient number of shares to equal 10% of Aquentium's outstanding shares.

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  STOCK OPTIONS

On February 21, 2003 the Board of Directors established a Stock Option Plan and reserved 10,000,000 shares. The option or exercise price cannot be less than 110% of the fair market value on the date of grant. Fair market value is estimated at $0.020 per share, consequently the exercise price is $0.022. The maximum term under the Plan for each option is three years.

On February 21, 2003 the Company's president was granted 10,000,000 shares exercisable at $0.01 per share. To date no options were exercised.

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("ABP") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its outstanding stock options. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. For the year ended September 30, 2003, 10,000,000 shares at $0.01 per share were expensed aggregating $100,000. The expense was recorded in the fourth quarter of fiscal year ending September 30, 2003.

Had the value of the options been entirely expensed (using the Black-Scholes model for the calculation) the result would be $0.01945 per option or an aggregate $194,555. Because $100,000 has been expensed the following pro forma results are calculated on an additional $94,555 expense.

                                                            Inception
                                             Year Ended     (04/30/01)
                                              9/30/2003     to 9/30/2003
                                             -------------- -------------
        Loss as recorded                     $    (259,910) $   (321,897)
        Pro-forma loss                       $    (354,465) $   (416,397)

        Loss per share as recorded           $       (0.05) $      (0.05)
        Pro-forma loss per share             $       (0.06) $      (0.06)

In calculating the proforma resulting using the Black Scholes model the following assumptions were made.

        Expected Life of Options                    3 years
        Volatility                                  412%
        Risk Free Interest Rate                     1.41%
        Dividend Yield                              0


6.  DEFERRED INCOME TAXES

The net deferred tax amounts included in the accompanying balance sheet contain the following amounts of deferred tax assets and liabilities:

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Deferred Tax Asset - Current                            $   38,000
Deferred Tax Liability - Current                                 -
                                                        -----------
                                                            38,000
  Less Valuation Allowance                                 (38,000)
                                                        -----------
     Net Deferred Tax Asset - Current                            0
                                                        -----------

Deferred Tax Asset - Non Current                            10,000
Deferred Tax Liability - Non Current                             -
                                                        -----------
                                                            10,000
  Less Valuation Allowance                                 (10,000)
                                                        -----------
     Net Deferred Tax Asset - Non Current                        0
                                                        -----------
Total Deferred Tax Assets
    Before Valuation Allowance                              48,000
Valuation Allowance                                        (48,000)
                                                        -----------
     Net Deferred Tax Asset                             $        0
                                                        ===========

The deferred tax current is comprised of stock options compensation ($100,000), stock for service expense ($53,200) and officers' salaries accrued but not paid $100,000 aggregating $253,000. The deferred tax non current is comprised of net operating losses (NOL) carry forwards of $22,000 and $47,000 expiring in years 2022 and 2023, respectively. These timing differences have been deferred at statutory 15% Federal rate

Because of the uncertainty if the above deferred assets will ever be used a 100% valuation reserve has been recorded.


7.  RELATED PARTIES TRANSACTIONS

Mart T. Taggatz, Pesident, CEO and Chairman of the Board had the following transactions with the Company:

a) Advanced $37,650 to the Company,
b) Received unpaid compensation of $5,000 per month from April 1, 2002 through September 30, 2003 aggregating $90,000 as salary payable at September 30, 2003,
c) Was granted on February 21, 2003 10,000,000 stock options exercisable at $.01 per share.

Sherry L. Wilson (spouse of Mark T, Taggatz) had the following transactions with the Company:

a) Received unpaid compensation aggregating $10,000 as salary payable at September 30, 2003,
b) Received 2,500,000 shares of common stock valued at $0.02 per share or $50,000 for consulting services.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. SUBSEQUENT EVENTS

On October 29, 2003 the Company sold its wholly-owned subsidiary Food Safe, Inc. to eFoodSafety.com, Inc. a public company traded on the OBB under the symbol EFSF. The shares received in the transaction (600,000 restricted) were valued at an average market price of $1.524 discounted 15% for the restricted feature or at $1.30 per share resulting in a sales price of $780,000 and a gain of $775,000. The gain will be recorded in the first quarter of fiscal year ending September 30, 2004.

On December 8, 2003 the Company acquired 100% of the stock of Charis Energy Development, Inc. a privately held company for 1,000,000 restricted shares of its common stock. The Company is in the process of filing form 8K with the Securities and Exchange Commission.

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 21, 2002, our Board of directors approved the engagement of George Brenner, Certified Public Accountant, as our independent auditor. During the past two fiscal years we did not consult with George Brenner, C.P.A. regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that George Brenner, C.P.A. concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event. Due to lack of operations and funding during the prior fiscal years we did not engage an independent auditor.

                 ITEM 8A. CONTROLS AND PROCEDURES

     Our Chief Executive Officer, who also acts in the capacity of our principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     Our executive officer and director is listed below. Our bylaws require three directors who serve until our next annual meeting or until each is replaced by a qualified director. We have two vacancies on our board of directors which we hope to fill. Our executive officers are appointed by our board of directors and serve at its discretion.

Name               Age    Position Held                       Director Since
-----              ----   -------------                       ---------------
Mark T. Taggatz    39     President, CEO Secretary/Treasurer  April 2, 2002
                          and Chairman of the Board

     Mark T. Taggatz was appointed Chairman of the Board on April 2, 2002, and then he was appointed as President and CEO on April 15, 2002. He assumed the duties of Secretary/Treasurer in May 2003. He is the President of Wall Street Marketing Group, Inc., a public relations and sales and marketing company. He has been with that company since 1997. Mr. Taggatz formerly was employed in the stock brokerage business as a stockbroker, partner, and president of various brokerage firms.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required. Based upon review of the forms and representations furnished to us during the fiscal year ended September 30, 2003, we believe that our director and president, Mark T. Taggatz, failed to timely file Forms 4 related to four transactions. Sherry Wilson, a former officer and director and more than 10% shareholder, failed to timely file Forms 4 related to four transactions. The Taggatz Family Trust, a more than 10% shareholder, failed to timely file a Form 4 related to one transaction.

Code of Ethics

     Due to the fact that we have only one officer and director and minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Audit Committee Financial Expert

     We do not have an audit committee nor a audit committee financial expert because we have minimal operations.

                 ITEM 10.  EXECUTIVE COMPENSATION

     The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years. None of the named executive officers served as executive officers or directors in the 2001 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

                    SUMMARY COMPENSATION TABLE

                      Annual Compensation          Long Term Compensation
                      -------------------          ----------------------
                                                       Awards
                                                       ------
                                      Other         Securities    All
Name and principal  Fiscal            annual        underlying    other
position            Year   Salary     compensation  options/SARs  compensation
------------------  -----  ---------  ------------  ------------- ------------

Mark T. Taggatz     2003   $60,000(1) $      0       10,000,000    $12,000(2)
President, CEO      2002    30,000(1)        0                0          0
Secretary/
Treasurer
Director

Sherry L. Wilson    2003   $10,000(1) $ 40,000(3)             0          0
Former              2002         0      10,000(4)             0          0
Secretary/
Treasurer
and Director

     (1)   Represents accrued salary
     (2)   Represents the value of 10,000,000 options on date of grant.
     (3)   Represents 2,000,000 common shares issued for services rendered.
     (4)   Represents 500,000 common shares issued for consulting services.

              OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                        Number of      % of total
                        securities     options/SARs
                        underlying     granted to    Exercise or
                Fiscal  options/SAR's  employees in  base price   Expiration
Name             Year   granted        fiscal year   per share    date
--------------- ------  ------------   ------------  -----------  ------------
Mark T. Taggatz  2003   10,000,000        100%         $ 0.01     Feb. 2, 2006

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Due to these rules two or more persons may be deemed to be the beneficial owners of the same securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 8,930,263 shares of common stock outstanding as of December 12, 2003, plus any shares which each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

                    CERTAIN BENEFICIAL OWNERS

                                      Common stock beneficially owned
                                      --------------------------------
Name and address of                Number of shares of
beneficial owners                  common stock           Percentage of class
------------------                 -------------          -------------------
Aries Ventures, Inc.                  1,250,000 (1)               13.6%
28729 Canwood Street,
Suite 207
Agoura Hills, CA 91301

Irwin Boock                             666,668 (2)                7.5%
1057 Steeles Avenue West
Toronto, Ontario M2R 2S9

Fiber Application Systems
Technology, Inc.                        500,000                    5.6%
115 Antibes Drive, Suite 901
Toronto, Ontario M2R 2Y9

Sherry Wilson                        14,504,925 (3)               76.6%
29743 Vacation Drive
Canyon Lake, CA 92587

Taggatz Family Trust                 12,000,000 (4)               61.8%
31500 Grape Street, Suite 3401
Lake Elsinore, CA 92532

     (1) Includes 1,000,000 shares held by Aries Ventures and 250,000 shares to be issued to Aris Ventures upon the exercise of warrants.

     (2) Represents 333,333 shares held by Mr. Boock and 333,333 shares held by his spouse
     (3) Represents 2,504,925 shares held by Ms. Wilson and 2,000,000 shares beneficially owned by her spouse.
     (4) Represents 1,500,000 shares held by the trust and 10,500,000 shares beneficially owned by its trustee.

                            MANAGEMENT

                                   Common stock beneficially owned
                                   --------------------------------
Name and address of             Number of shares
beneficial owners               common stock               Percentage of class
------------------              ------------               -------------------
Mark T. Taggatz                 14,504,925 (5)               76.6%
31500 Grape Street,
Suite 3401
Lake Elsinore, CA 92532


     (5) Represents 500,000 shares and options to purchase 10,000,000 shares beneficially owned by Mr. Taggatz; includes 2,504,925 shares held by his spouse; and 1,500,000 shares held by a family trust.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

     On February 21, 2003, our board of directors authorized the grant of options to purchase 10,000,000 common shares to Mr. Taggatz in consideration for his services as President. The options have an exercise price of $0.01 and expire February 21, 2006. On February 24, 2003, our board of directors authorized the issuance of 2,000,000 common shares to Ms. Wilson in consideration for services rendered on our behalf valued at approximately $40,000. Until May 1, 2003, our board of directors was comprised of two directors, Mark T. Taggatz and Sherry L. Wilson, his spouse. After May 1, 2003, Mr. Taggatz was the only director. Therefore, transactions between Aquentium and our officers have been negotiated between related parties without "arms length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

     During our 2002 fiscal year Mr. Taggatz advanced $7,500 to Aquentium and during the 2003 fiscal year he advanced an additional $30,150. These advances were not formalized agreements with established interest rates. We may repay these advancements with cash, if available, or we may convert them into common stock.

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------
2.1 Share Purchase Agreement between WaterPur International, Inc. and Aquentium-Nevada, dated April 2, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, as amended, filed on February 13, 2003)

2.2 Share Purchase Agreement between USA Public Auction, Inc. and Aquentium, dated August 6, 2002 (Incorporated by reference to exhibit
        2.3 for Form 10-KSB, as amended, filed on February 13, 2003)

2.3 Exchange agreement between Canby Group, Inc. and Aquentium, dated September 9, 2002 (Incorporated by reference to exhibit 2.4 for Form 10-KSB, as amended, filed on February 13, 2003)

2.4 Agreement for the Exchange of Common Stock between Aquentium and Charis Energy Development, Inc., dated December 5, 2003 (Incorporated by reference to exhibit 2.1 to Form 8-K filed December 22, 2003)

3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)

3.2     Restated by-laws of Aquentium  (Incorporated by reference to exhibit
        3.3 for Form 10-KSB, as amended, filed on February 13, 2003)

10.1 Share Agreement between Aquentium-Nevada and Aries Ventures, Inc., dated April 2, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, as amended, filed on February 13, 2003)

10.2    2003 Stock Option Plan

21.1 Subsidiaries of Aquentium (Incorporated by reference to exhibit 21.1 for Form 10-QSB, filed August 12, 2003, as amended)\

31.1    Chief Executive Officer Certification

31.2    Principal Financial Officer Certification

32.1    Section 1350 Certification

Reports on Form 8-K

     On November 14, 2003, we filed a current report on Form 8-K, dated October 29, 2003, under Item 2 related to the disposal of our wholly-owned subsidiary Food Safe, Inc. No financial statements were filed.

     On December 22, 2003, we filed a current report on Form 8-K, dated December 5, 2003, under Items 2 and 7 related to the acquisition of Charis Energy Development, Inc. No financial statements were filed.

         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     Audit Fees - Our independent auditor, George Brenner, Certified Public Accountant, has billed an aggregate of $16,288 for the past two fiscal years for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

     Our independent auditor has not billed us for any audit-related fees, tax fees or other fees for the past two fiscal years.

                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AQUENTIUM, INC.



                                     /s/ Mark T. Taggatz
Date: December 29, 2003         By: _________________________________________
                                    Mark T. Taggatz
                                    President, CEO, Principal Financial
                                    Officer, Secretary/Treasurer and Director