Form 10KSB/A
period 2003-09-30
AQUENTIUM INC
filed 2004-01-22
CIK 918997

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

State issuer's revenue for its most recent fiscal year:   $817

As of December 12, 2003, the registrant had 8,930,263 shares of common stock outstanding. Since the registrant does not have an active trading market, a market value of the 3,425,338 shares of voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         EXPLANATORY NOTE

     This report amends Note 8 to the financial statements and related discussions in Part II, Item 6, "Disposition of Subsidiaries" to correct the amount of shares issued to Aquentium by eFoodsafety.com from 600,000 to 500,000. Also, Aquentium finalized a lease agreement on December 31, 2003, after the 10-KSB was filed and we have presented information related to this event in Part I, Item 2 and Part II, Item 6.


                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business.............................................3
Item 2.  Description of Property.............................................6

                             PART II

Item 6.  Management's Discussion and Analysis or Plan of Operation...........6
Item 7.  Financial Statements ..............................................10

                             PART III

Item 13.  Exhibits and Reports on Form 8-K..................................25
Signatures..................................................................25

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

Our Plan

      We are a holding company operating on a consolidated basis with our wholly-owned subsidiaries, which are development stage companies. We recorded miscellaneous revenues of $817 during the fiscal year ended September 30, 2003, and we had negative working capital of $139,157 and an accumulated deficit of $321,897.

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

      Charis Energy Development, Inc. - We have completed the acquisition of Charis Energy, a development stage company with minimal operations. Charis Energy owns worldwide manufacturing and marketing rights to a new type of non-silicone solar energy panel. It intends to file patent applications in foreign countries and then launch the marketing and manufacturing of the solar panel. Aquentium finalized a lease agreement in late December 2003 for a manufacturing facility to be used for production of the solar panels (See., "Item 2. Description of Property," below). Management is seeking funding for the manufacture of these solar panels; however, there can be no assurance that we will be successful in obtaining the necessary funding.

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


                 ITEM 2.  DESCRIPTION OF PROPERTY

      Aquentium finalized a lease on December 31, 2003, for office and manufacturing space located in Palm Springs, California. The lease is for 10,000 square feet of manufacturing space, with two office spaces and parking for $4,500 per month. The space is located in a building with approximately 84,772 square feet. The lease term is for 90 days, starting on January 1, 2004 and ending on March 31, 2004. The lease includes an option to lease the entire building during the term of the lease, but if the 100% lease is not finalized by April 1, 2004, then the lease converts to a month-to-month lease. Management believes this space will be sufficient to launch the manufacturing operations of Charis Energy.

                             PART II

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

      Charis Energy, our recently acquired wholly-owned subsidiary intends to obtain patents for its new type of solar panel and then develop a business plan to manufacture and market those solar panels. Of course the patent process will require additional funding and we cannot assure that Charis Energy will be successful in obtaining all of the necessary patents to move forward with this business plan.

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

      Management anticipates losses to continue in the foreseeable future and there can be no assurance that future revenues, if any, will be adequate to absorb operation and other expense. We need additional financing to launch the manufacturing operations of Charis Energy and continue development of our other subsidiaries' operations. Management expects that any additional capital will likely be provided by future loans from related parties or private placements of our common stock. Our management has loaned funds to us in the past and we anticipate that our directors, officers and stockholders may provide future loans. However, we have not entered into written agreements with these persons and, therefore, these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

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

Commitments and Contingencies

      Our principal commitments as of September 30, 2003, were related to accrued salaries of $100,000 and $37,650 owed to our President, Mr. Taggatz, for advances. We are unable to satisfy these obligations with cash on hand or with revenues. We may repay these obligations with cash, when available, or we may convert them into common stock.

      On December 31, 2003, we were obligated to pay $18,000 in Aquentium common stock for a 90 day lease of a 10,000 square foot manufacturing facility and two office spaces. As part of this lease, we have an option to lease the entire building for $61,518 during the lease period. However, if we are unable to obtain the necessary funding to lease the entire building, the lease for the 10,000 square feet will convert to a month-to-month lease. Our exercise of the option to lease the entire building will be dependent upon our ability to obtain funding to equip and staff the manufacturing facility and obtain purchase orders for the Charis Energy solar panels. As discussed above, management is seeking additional funding, but has not entered into any formal agreements for funding as of the date of this filing.

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

      We sold Food Safe, Inc. in October 2003 to eFoodSafety.com, Inc., a Nevada corporation, for 500,000 restricted shares of eFoodSafety.com. The transaction was valued at approximately $650,000 based on the average market price of eFoodSafety.com's common stock and applying a reduction for the restriction on the sale of the shares until registered or an exemption from registration is available. We intend to recognize a gain of $645,000 in the first quarter of the 2004 fiscal year from this transaction. After the sale was completed, eFoodSafety.com effected a 1-to-3 forward of its common stock on November 21, 2003, and Aquentium now holds 1,500,000 shares of that company.

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

      Comparison of 2003 and 2002 Fiscal Year. For the 2003 fiscal year, we recorded consolidated miscellaneous revenues of $817 compared to consolidated revenues of $3,252 for the 2002 fiscal year. The 2002 fiscal year revenues were from professional fees earned by Fiber Application Systems. Total operating expenses were $260,727 for the 2003 fiscal year compared to $65,239 for the 2002 fiscal year. Stock option compensation expense of $100,000 was recorded in the fourth quarter of the 2003 fiscal year due to options granted during the 2003 fiscal year with an exercise price below the fair market value of our common stock on the date of grant. Salaries represented $70,000, or 26.8%, of total operating expenses for the 2003 fiscal year compared to $36,400, or 55.8%, of total operating expenses for the 2002 fiscal year. Professional fees primarily related to our acquisitions were $22,627, or 8.7%, of total operating expenses compared to $13,660, or 20.9%, of our total operating expenses for the 2002 year. The value of stock issued for services was $43,200, or 16.6%, of total operating expenses for the 2003 fiscal year compared to $10,000, or 15.3%, of total operating expenses.

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  SUBSEQUENT EVENTS

On October 29, 2003 the Company sold its wholly-ned subsidiary Food Safe, Inc. to eFoodSafety.com, Inc. a public company traded on the OBB under the symbol EFSF. The shares received in the transaction (500,000 restricted) were valued at an average market price of $1.524 discounted 15% for the restricted feature or at $1.30 per share resulting in a sales price of $650,000 and a gain of $645,000 The gain will be recorded in the first quarter of fiscal year ending September 30, 2004.

On December 8, 2003 the Company acquired 100% of the stock of Charis Energy Development, Inc. a privately held company for 1,000,000 restricted shares of its common stock. The Company is in the process of filing form 8K with the Securities and Exchange Commission.

                             PART III

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
2.1 Share Purchase Agreement between WaterPur International, Inc. and Aquentium-Nevada, dated April 2, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, as amended, filed on February 13, 2003)
2.2 Share Purchase Agreement between USA Public Auction, Inc. and Aquentium, dated August 6, 2002 (Incorporated by reference to exhibit 2.3 for Form 10-KSB, as amended, filed on February 13, 2003)
2.3 Exchange agreement between Canby Group, Inc. and Aquentium, dated September 9, 2002 (Incorporated by reference to exhibit 2.4 for Form 10-KSB, as amended, filed on February 13, 2003)
2.4 Agreement for the Exchange of Common Stock between Aquentium and Charis Energy Development, Inc., dated December 5, 2003 (Incorporated by reference to exhibit 2.1 to Form 8-K filed December 22, 2003)
3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)
3.2      Restated by-laws of Aquentium  (Incorporated by reference to exhibit
         3.3 for Form 10-KSB, as amended, filed on February 13, 2003)
10.1 Share Agreement between Aquentium-Nevada and Aries Ventures, Inc., dated April 2, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, as amended, filed on February 13, 2003)
10.2     2003 Stock Option Plan (Filed December 29, 2003)
10.3 Lease agreement between Aquentium and Tennant Desert Properties, LLC, dated December 19, 2003.
21.1 Subsidiaries of Aquentium (Incorporated by reference to exhibit 21.1 for Form 10-QSB, filed August 12, 2003, as amended)
31.1     Chief Executive Officer Certification
31.2     Principal Financial Officer Certification
32.1     Section 1350 Certification

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

                                    AQUENTIUM, INC.



Date: January 21, 2004              By: /s/ Mark T. Taggatz
                                       _______________________________________
                                       Mark T. Taggatz
                                       President, CEO, Principal Financial
                                       Officer, Secretary/Treasurer and
                                       Director