Form 10QSB
period 2003-12-31
AQUENTIUM INC
filed 2004-02-17
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003

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

As of February 10, 2004, the Registrant had 11,022,403 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis.............................10

Item 3:  Controls and Procedures..........................................13

                    PART II: OTHER INFORMATION

Item 2:  Change in Securities and Use of Proceeds.........................13

Item 6:  Exhibits and Reports on Form 8-K.................................13

Signatures................................................................15




                 _______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three month period ended December 31, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended December 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                            UNAUDITED

                              ASSETS

                                                  12/31/2003    09/30/2003
                                                   UNAUDITED      AUDITED
                                                 ------------- -------------
Current Assets
   Cash                                          $      1,856  $      2,320
   Prepaid Expense                                        103             -
                                                 ------------- -------------
                                                        1,959         2,320
                                                 ------------- -------------

Investment                                            670,000             -
Goodwill                                                    -         5,000
                                                 ------------- -------------

   TOTAL ASSETS                                  $    671,959  $      7,320
                                                 ============= =============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable                              $      8,916  $      8,827
   Officer/Stockholder Advance                         53,150        37,650
   Salaries Payable - Related Parties                 136,000       100,000
                                                 ------------- -------------

   TOTAL LIABILITIES                                  198,066       146,477
                                                 ------------- -------------
STOCKHOLDERS' DEFICIT

   Preferred stock ($0.00001 par value)
    10,000,000 shares authorized;
    0 issued and outstanding                                -             -
   Common stock ($0.005 par value)
    100,000,000 shares authorized;
    9,893,154 and 8,888,014 issued and
    outstanding at Dec. 31, 2003 and
    Sept. 30, 2003 respectively                        49,466        44,440
   Additional Paid In Capital                         154,127       138,300
   Accumulated Retained Earnings (Deficit)            270,300      (321,897)
                                                 ------------- -------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               473,893      (139,157)
                                                 ------------- -------------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)               $    671,959  $      7,320
                                                 ============= =============



   See Accompanying Notes to Consolidated Financial Statements

                AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                            UNAUDITED
                                                                From
                                  For The Three  For the Three  Inception
                                  Month Period   Month Period   4/30/2001
                                  Ended          Ended          To
                                  Dec. 31, 2002  Dec. 31, 2003  12/31/2003
                                  -------------- -------------- -------------

REVENUE                           $           -  $           -  $          -
                                  -------------- -------------- -------------
OPERATING EXPENSES
  Professional Fees                      11,315          7,389        43,676
  Salaries                               15,000         36,000       142,400
  Stock Options                               -              -       100,000
  Stock for Services                          -              -        53,200
  Impairment Loss                             -              -         3,638
  Other                                   1,682          9,414        35,855
                                  -------------- -------------- -------------
                                         27,997         52,803       378,769
                                  -------------- -------------- -------------

OTHER INCOME                                  -        645,000       649,069

NET INCOME (LOSS) BEFORE TAXES          (27,997)       592,197       270,300

PROVISION FOR INCOME TAXES
  Federal                                     -              -             -
  State                                       -              -             -
                                  -------------- -------------- -------------

NET INCOME (LOSS)                 $     (27,997) $     592,197  $    270,300
                                  ============== ============== =============

Basic and diluted income (loss)
  per common share                $       (.004) $        0.07  $       0.05
                                  ============== ============== =============
Basic and diluted weighted average
  common shares outstanding           6,714,275      9,170,679     5,974,299
                                  ============== ============== =============












   See Accompanying Notes to Consolidated Financial Statements

                AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            UNAUDITED

                                                                         From
                                           For The Three  For the Three  Inception
                                           Month Period   Month Period   4/30/2001
                                           Ended          Ended          To
                                           Dec. 31, 2002  Dec. 31, 2003  12/31/2003
                                           -------------- -------------- -------------
Cash Flows from Operations
  Net Income (Loss)                        $     (27,967) $     592,197  $    270,300
  Adjustments To Reconcile Net Loss
  To Net Cash Used by Operating Activities:
     Other Income                                      -       (645,000)     (645,000)
     Stock Issued for Service                      3,200              -        53,240
     Impairment Loss                                   -              -         3,638
     Stock Compensation Expense                        -              -       100,000
     Total Adjustments                           (24,767)       (52,803)     (217,822)
  Increase/Decrease in Accounts Payable           20,615             89        (6,164)
  Accrued Salaries                                     -         36,000       136,000
                                           -------------- -------------- -------------
  Net Cash (Used) in Operating Activities         (4,152)       (16,714)      (87,986)
                                           -------------- -------------- -------------
Cash Flows From Investing Activities
  Disposition of Subsidiary                            -              -        15,080
  Write-Off - Subsidiary Investment                    -              -         9,900
                                           -------------- -------------- -------------
                                                       -              -        24,980
Cash Flows From Financing Activities
  Cash Acquired - Acquisitions                         -              -         4,462
  Capital Contributed                                  -            750         7,250
  Advance - Stockholder/Officer                    4,000         15,500        53,150
                                           -------------- -------------- -------------
Total Financing Activities                         4,000         16,250        64,862
                                           -------------- -------------- -------------
Net Increase/Decrease in Cash                       (152)          (464)        1,856
Cash - Beginning of Period                         8,526          2,320             -
                                           -------------- -------------- -------------
Cash - End of Period                       $       8,374  $       1,856  $      1,856
                                           ============== ============== =============
Non-Monetary Transactions:
  Issue of 2,660,000 shares of stock for
    services at $0.02 per share            $      10,000  $           -  $     53,200
  Issue of 2,000 shares of stock for
    debt settlement                        $           -  $          40  $         40
  2,150,000 common shares issued for
    acquisitions at $0.02 per share        $      18,000  $      20,000  $     43,000
  Issue of 5,140 shares of stock for
    lease deposit at $0.02 per share       $           -  $         103  $        105

Income Taxes Paid                          $           -  $           -  $          -
Interest Paid                              $           -  $           -  $          -



   See Accompanying Notes to Consolidated Financial Statements


                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            UNAUDITED

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

2. BUSINESS AND HISTORY
   --------------------

   A.  Business
       --------
       Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 3.C. "Development Stage Company"). Its holdings include a public relations and consulting service and an early-stage entertainment division that develops and licenses products and publications (Canby Group, Inc.) and a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.).

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------
   A.  Acquisitions
       ------------
       On October 28, 2002 100% of Food Safe, Inc. a Texas corporation was acquired for 250,000 common shares valued at $5,000 in exchange for 100% of its shares. Food Safe was sold on October 29, 2003 to a publicly traded corporation. Aquentium received 500,000 restricted shares valued at $650,000 resulting in a gain of $645,000

       On December 8, 2003 Charis Energy Development, Inc. a privately held company was acquired for 1,000,000 restricted shares valued at $20,000.


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

    E. Continuing Existence
       --------------------
       The Company is a development-stage company with no operating revenue to date and a negative working capital.

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

If at the December 31 calculation date, the value of Aries' outstanding shares is less than $12,000,000 and Aries owns less than 10% of the outstanding shares, Aries will be entitled to receive, without any additional payment, a sufficient number of shares to equal 10% of Aquentium's outstanding shares.
At December 31, 2003 Aries owned approximately 10.2% of the outstanding shares; consequently there are no shares due Aries.

The 250,000 warrants are cashless, exercisable over three years and have a price of $1.00 per share. The warrants can be recalled at $0.01 per share if Aquentium qualifies for a listing on the American Stock Exchange or the NASDAQ Small Cap Exchange. The recall requires a 30-day notice in which the warrant holders can exercise within 20 days.

During the quarter ended December 31, 2002 shares of stock were issued as follows:

            5,140 shares for prepaid lease expense             $     103
        1,000,000 shares for an acquisition at $.02/share or      20,000
        ---------                                              ---------
        1,005,140                                              $  20,103
        =========                                              =========

5. INCOME TAXES
   ------------

Because of ownership changes, a major portion of Aquentium, Delaware's net operating losses (NOL) will not qualify as carry forwards under the Internal Revenue Code. The Company provided a valuation allowance for any remaining net operation loss, as it is presently unable to conclude that it is more likely than not that the net operating losses will be used.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            UNAUDITED


The Company has a tax of approximately $89,000 on income from inception of approximately $270,000. Such tax will be off-set by any remaining NOL as noted in the above paragraph.

6. SUBSEQUENT EVENT
   ----------------

On January 6, 2004 the Company acquired 100% of Environmental Waste Management, Inc. in exchange for 1,080,000 restricted shares of its common stock.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

Aquentium, Inc. is a diversified holding company with four wholly-owned subsidiaries that are in the development stage. Our recently acquired subsidiaries, Charis Energy Development, Inc. ("Charis Energy") and Environmental Waste Management, Inc. ("Enviro Waste"), expect to initiate operations within the next twelve months. Charis Energy owns worldwide manufacturing and marketing rights to a new type of non-silicone solar energy panel. It intends to file patent applications in foreign countries and then launch the marketing and manufacturing of the solar panel.

Aquentium acquired Enviro Waste in January 2004. Enviro Waste was formed in December 2003 to operate as a recycling company for styrofoam, plastics and other materials. Enviro Waste's business plan is to enter into joint venture relationships with small recycling companies. In December 2003 it entered into a joint venture agreement with a recycler; however, that joint venture was delayed. There can be no assurance that the parties will perform the joint venture; but, in the meantime, Environmental Waste intends to begin operations in the Las Vegas, Nevada area.

We have not recorded revenues for three month period ended December 31, 2003 ("2004 first quarter") and for the year ended September 30, 2003. We have relied on advances from related parties to cover some of our expenses and equity transactions have paid for capital leases and the acquisition of our subsidiaries.

Our main challenge is to obtain funding to develop the operations of our subsidiaries. To date we have not finalized agreements for additional funding. If we are unable to obtain funding, our subsidiaries may abandon their business plans

Going Concern

We are a development stage company without operating revenues. Based upon these factors our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern. However, our plan is to continue to seek and acquire business opportunities with profitable operations or with the potential to develop profitable operations in the short term.

Liquidity and Capital Resources

For the 2004 first quarter net cash used for operating activities was $16,714 compared to net cash used for operating activities of $4,152 for the 2003 first quarter. Our operating expenses were primarily related to accrued salaries, professional fees and other expense. Management believes advances from related parties will cover professional fees in the short term, but we will require additional financing to pay accrued salaries and other expenses.

Management anticipates that we will require at least $1 million within the next twelve months to begin the development of our subsidiaries' operations. Any financing we receive that is not committed to a particular subsidiary may be insufficient to develop operations all of our subsidiaries. Management may be required to allocate any general funding to those subsidiaries that we believe will develop profitable operations in the shortest time.

Operations. We had no operating revenues for the 2004 first quarter and have relied on advances from related parties for cash and have issued common stock to complete acquisitions of two subsidiaries. Management anticipates losses to continue in the foreseeable future and there can be no assurance that future revenues, if any, will be adequate to absorb operating expense.

Financing.   During the 2004 first quarter net cash from financing activities was $16,250 compared to $4,000 for the 2003 first quarter. The funds from both quarters were primarily from capital contributions and advances from our President. We anticipate that related parties will continue to provide future advances; however, we have not entered into written agreements with these persons and, therefore, these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

Management anticipates that private placements of our common stock may also provide funding or pay for services. Management anticipates that any private placement of stock will be issued pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingencies

Charis Manufacturing.   In January 2004 we entered into a lease agreement for
a 90-day lease of a 10,000 square foot manufacturing facility and two office spaces. The lease amount was $18,000 and we satisfied this obligation by issuing 5,140 restricted common shares to Tennant Desert Properties, Inc. During the term of this lease we have an option to lease the entire building for $61,518. Our exercise of the option to lease the entire building will be dependent upon our ability to obtain funding to equip and staff the manufacturing facility and finalize product orders for the Charis Energy solar panels. However, if we are unable to exercise the option to lease 100% of the building, the lease for the 10,000 square feet and two office spaces will convert to a month-to-month lease.

Lock-up/Leak-out Agreement.   On April 2, 2002, Aquentium-Nevada entered into
an agreement to satisfy outstanding debts and claims Aries Ventures, Inc., a Nevada corporation, held against WaterPur International. Aries Ventures held preferred stock it had purchased from WaterPur International in 1997 and had not converted. On June 8, 2002, Aries Ventures agreed to convert the preferred shares it held for 1,000,000 of our common shares and warrants to purchase another 250,000 shares at an exercise price of $1.00 for a three year term. As part of this agreement we agreed to provide anti-dilution for the shares.

The anti-dilution protection provided that if the aggregate market value of the shares held by Aries Ventures is less than $12,000,000 and if Aries Ventures owns less than 10% of our issued and outstanding common stock, then Aries Ventures will be entitled to receive newly-issued common shares so that it owns 10% of the outstanding shares of Aquentium. The determination for any adjustment was to be determined on December 31, 2002 and 2003. At December 31, 2003, management determined that the aggregate market value of the shares held by Aries Ventures was less than $12,000,000; however, Aries Ventures beneficially owned more than 10% of our outstanding shares. As a result, Aries Ventures was not entitled to receive additional shares.

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

Off Balance Sheet Arrangements

      None.

Results of Operations

Our fiscal year ends September 30 and the following discussions are based on our consolidated financial information for the three month periods ended December 31, 2003 and 2002. These discussions should be read in conjunction with our financial statements for the three month period ended December 31, 2003 and 2002, included in this report at Part I, Item I, above.


       Comparison of 2003 and 2002 First Quarter Operations
       ----------------------------------------------------

                              For period ended   For period ended
                                12/31/2002          12/31/2003
                              ----------------   ----------------
Revenues                      $             0    $             0

Total Operating Expenses               27,997             52,803

Other income                                0            645,000

Net income (loss)                     (27,997)           592,197

Net income (loss)             $        (0.004)   $          0.07
per diluted common share

Accrued salaries represented 68.1% of our total operating expenses for the 2004 first quarter compared to 53.6% of total operating expenses for the 2003 first quarter. Management anticipates that accrued salaries will continue to rise each period until cash becomes available to pay the salaries. Professional fees were 13.9% of total operating expenses for the 2004 first quarter compared to 40.4% of total operating expenses for the 2003 first quarter. These fees are related to our acquisitions and the preparation of the reports we file with the SEC.

We recorded a net income for the 2004 first quarter primarily due to the 500,000 restricted shares of eFoodSafety.com, Inc. common stock that we received in consideration for the assets of Food Safe, Inc. These shares were valued at $650,000 and we recognized a gain of $645,000 for this transaction.



Factors Affecting Future Performance

We need additional external capital and may be unable to raise it.
-----------------------------------------------------------------

Based on our current plan we believe we may require at least $1 million additional financing within the next twelve months to develop our subsidiaries' operations. Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans. If we borrow funds, we could be forced to use a large portion of our future revenues to repay principal and interest on those funds. If we issue our securities for capital, the interests of our shareholders will be diluted.

We may pursue acquisitions of complementary service product lines,
-----------------------------------------------------------------
technologies or other businesses and these acquisitions may interfere
---------------------------------------------------------------------
with our operations and negatively affect our financial position.
-----------------------------------------------------------------

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

ITEM 3: CONTROLS AND PROCEDURES

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

                    PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In January 2004 we issued 7,000 shares to an individual for consulting services. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On January 6, 2004, our board of directors agreed to issue 1,080,000 restricted common shares in a share exchange with the shareholders of the Environmental Waste Management, Inc. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

2.3 Exchange agreement between Canby Group, Inc. and Aquentium, dated September 9, 2002 (Incorporated by reference to exhibit 2.4 for Form 10-KSB, as amended, filed on February 13, 2003)

2.4 Agreement for the Exchange of Common Stock between Aquentium and Charis Energy Development, Inc., dated December 5, 2003 (Incorporated by reference to exhibit 2.1 to Form 8-K filed December 22, 2003)

2.5 Agreement for the Exchange of Common Stock between Aquentium and Environmental Waste Management, Inc., dated January 6, 2004 (Incorporated by reference to exhibit 2.1 to Form 8-K filed February 2, 2004)

3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)

3.2     Restated by-laws of Aquentium  (Incorporated by reference to exhibit
        3.3 for Form 10-KSB, as amended, filed on February 13, 2003)

10.1 Share Agreement between Aquentium-Nevada and Aries Ventures, Inc., dated April 2, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, as amended, filed on February 13, 2003)

10.2 2003 Stock Option Plan (Incorporated by reference to exhibit 10.2 for Form 10-KSB, as amended, filed on December 29, 2003)

10.3 Lease agreement between Aquentium and Tennant Desert Properties, LLC, dated December 19, 2003 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed December 29, 2003)

21.1    Subsidiaries of Aquentium

31.1    Chief Executive Officer Certification

31.2    Principal Financial Officer Certification

32.1    Section 1350 Certification

Reports on Form 8-K

     On February 2, 2004, we filed a current report on Form 8-K, dated January 12, 2004, under Item 2 and 7 related to the acquisition of Environmental Systems Management, Inc. Environmental Systems Management had no operations prior to the acquisition, therefore, no financial statements were filed.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.

                                  Aquentium, Inc.


                                  /s/ Mark T. Taggatz
Date: February 17, 2004       By: ___________________________________________
                                  Mark T. Taggatz
                                  President, CEO, Principal Financial Officer
                                  and Director