Form 10QSB
period 2004-03-31
AQUENTIUM INC
filed 2004-05-20
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

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

As of May 11, 2004 Aquentium, Inc. had 12,022,403 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis /Plan of Operation..........10

Item 3.  Controls and Procedures..........................................11

                    PART II: OTHER INFORMATION

Item 2.  Change in Securities.............................................11

Item 6.  Exhibits and Reports on Form 8-K ................................12

Signatures................................................................13




                 _______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended March 31, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended March 31, 2004, are not necessarily indicative of results to be expected for any subsequent period.

                AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEETS
                            UNAUDITED

                              ASSETS

                                                  03/31/2004    09/30/2003
                                                  UNAUDITED     AUDITED
                                                  ------------- -------------
Current Assets
  Cash                                            $         24  $      2,320
  Prepaid Expense                                          103             -
                                                  ------------- -------------
                                                           127         2,320
                                                  ------------- -------------

Investment                                             650,000             -
Goodwill                                                41,600         5,000
                                                  ------------- -------------

  TOTAL ASSETS                                    $    691,727  $      7,320
                                                  ============= =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Loan Payable - Other                            $      1,100  $          -
  Accounts Payable                                       7,541         8,827
  Officer/Stockholder Advance                           80,195        37,650
  Salaries Payable - Officer/Stockholder               172,000       100,000
                                                  ------------- -------------

  TOTAL LIABILITIES                                    260,836       146,477
                                                  ------------- -------------

STOCKHOLDERS' DEFICIT

  Preferred stock ($0.00001 par value)
    10,000,000 shares authorized;
    0 issued and outstanding                                 -             -
  Common stock ($0.005 par value)
    100,000,000 shares authorized;
    10,480,154 and 8,888,014 issued and
    outstanding at March 31, 2004 and
    Sept. 30, 2003 respectively                         52,401        44,440
  Additional Paid In Capital                           173,682       138,300
  Accumulated Retained Earnings (Deficit)              204,808      (321,897)
                                                  ------------- -------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 430,891      (139,157)
                                                  ------------- -------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                              $    691,727  $      7,320
                                                  ============= =============



   See Accompanying Notes to Consolidated Financial Statements


                    AQUENTIUM, INC. AND SUBSIDIARIES
                      (A DEVELOPMENT-STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                UNAUDITED

                                                                                  From
                                 Three Months Ended        Six Months Ended       Inception
                                     March 31,                  March 31,         4/30/2001
                                2004          2003          2004          2003    3/31/2004
                            ------------- ------------- ------------- ----------- -------------

REVENUE                     $          -  $          -  $          -  $        -  $          -
                            ------------- ------------- ------------- ----------- -------------

OPERATING EXPENSES
  Professional Fees                7,981        45,696        15,370      57,011        51,657
  Stock Options                        -             -             -           -       100,000
  Research and Development        10,000             -        10,000           -        10,000
  Salaries                        36,000        20,000        72,000      35,000       178,400
  Stock for Service                  140             -           140           -        53,340
  Impairment Loss                      -             -             -           -         3,638
  Other                           11,371         5,462        20,785       7,144        47,226
                            ------------- ------------- ------------- ----------- -------------
                                  65,492        71,158       118,295      99,155       444,261

OTHER INCOME                           -             -       645,000           -       649,069
                            ------------- ------------- ------------- ----------- -------------
NET INCOME (LOSS)
 BEFORE TAXES                    (65,492)      (71,158)      526,705     (99,155)      204,808

PROVISION FOR INCOME TAXES
   Federal                             -             -             -           -             -
   State                               -             -             -           -             -
                            ------------- ------------- ------------- ----------- -------------

NET INCOME (LOSS)           $    (65,492) $    (71,158) $    526,705  $  (99,155) $    204,808
                            ============= ============= ============= =========== =============

Basic and diluted income
 (loss) per common share    $      (0.01) $      (0.01) $       0.05  $    (0.01) $      (0.03)
                            ============= ============= ============= =========== =============
Basic and diluted weighted
 average common shares
 outstanding                  10,576,066     7,665,192     9,869,504   7,064,069     6,039,632
                            ============= ============= ============= =========== =============





       See Accompanying Notes to Consolidated Financial Statements




                    AQUENTIUM, INC. AND SUBSIDIARIES
                      (A DEVELOPMENT-STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                UNAUDITED

                                                    For the Six   For the Six   From Inception
                                                    Month Period  Month Period  04/30/2001
                                                    Ended         Ended         To
                                                    3/31/2004     03/31/2003    03/31/2004
                                                    ------------- ------------- --------------
Cash Flows from Operations
  Net Income (Loss)                                 $   (526,705) $    (99,155) $     204,808
  Adjustments To Reconcile Net Loss
   To Net Cash Used by Operating Activities:
      Other Income                                      (645,000)            -       (645,000)
      Stock Issued for Service                               140        43,240         53,380
      Impairment Expense                                       -         9,900          3,638
      Stock Options Compensation                               -             -        100,000
                                                    ------------- ------------- --------------
      Total Adjustments                                 (118,155)      (46,015)      (283,174)

  Increase in Salaries and Accounts Payable               70,714        27,731        164,461
                                                    ------------- ------------- --------------
  Net Cash (Used) in Operating Activities                (47,441)      (18,284)      (118,713)
                                                    ------------- ------------- --------------

Cash Flows From Investing Activities
  Disposition & Write off of Subsidiary                        -             -         24,980
  Cash Acquired - Acquisitions                                 -             -          4,462
  Increase in Officer/Shareholder Loan                    42,545        12,150         80,195
                                                    ------------- ------------- --------------
      Total Investing Activities                          42,545        12,150        109,637

Cash Flows From Financing Activities
  Loan Proceeds                                            1,100             -          1,100
  Capital Contributed                                      1,500             -          8,000
                                                    ------------- ------------- --------------
      Total Financing Activities                           2,600             -          9,100
                                                    ------------- ------------- --------------

Net Increase/Decrease in Cash                             (2,296)       (6,134)            24

Cash - Beginning of Period                                 2,320         8,555              -
                                                    ------------- ------------- --------------
Cash - End of Period                                $         24  $      2,421  $          24
                                                    ============= ============= ==============
Non-Monetary Transactions:
   Issue of 2,669,000 shares of stock for
     services at $0.02 per share                    $     31,600  $     43,240  $      53,380
   Issue of 2,730,000 shares of stock for
     acquisitions at $0.02 per share                $          -  $      5,000  $      54,600
   Issue of 5,140 shares of stock for
     lease deposit at $0.02 per share               $        103  $          -  $         103

Income Taxes Paid                                   $          -  $          -  $           -
Interest Paid                                       $          -  $          -  $           -




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

2. BUSINESS AND HISTORY

A.  Business
    --------
Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 3.C. "Development Stage Company"). Its holdings include an energy company (Charis Energy) which the Company plans to manufacture and market a new type of solar panel and an environmental company (Environmental Waste Management, Inc.) a recycling company for Styrofoam, plastics and other materials.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Acquisitions
    ------------
On October 28, 2002 100% of Food Safe, Inc. a Texas corporation was acquired for 250,000 common shares valued at $5,000 in exchange for 100% of its shares. Food Safe was sold on October 29, 2003 to a publicly traded corporation. Aquentium received 500,000 restricted shares valued at $650,000 resulting in a gain of $645,000. The Company continues to carry its investment at cost ($650,000) which is lower than the current stock price.

On December 8, 2003 Charis Energy Development, Inc. a privately held company was acquired for 1,000,000 restricted shares valued at $20,000.

On January 27, 2004 Environmental Waste management, Inc. a privately held company was acquired for 1,080,000 restricted shares valued at $21,600.

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

During the quarter ended March 31, 2004 shares of stock were issued as follows:

         7,000  shares for management service                  $      104
     1,080,000  shares for an acquisition at $.02/share or         21,600
      (500,000) shares canceled the acquisition of Fiber
                 Application System Technologies                  (10,000)
     ----------                                                -----------
       587,000                                                 $   11,740
     ==========                                                ===========

On March 25, 2004 Aquentium, Delaware formed Aquentium Hong Kong, Ltd., a joint venture, to market its products and/or services in Asia.

5.  INCOME TAXES

Because of ownership changes, a major portion of Aquentium, Delaware's net operating losses (NOL) will not qualify as carry forwards under the Internal Revenue Code. The Company provided a valuation allowance for any remaining net operation loss, as it is presently unable to conclude that it is more likely than not that the net operating losses will be used.

The Company's NOL (approximately $440,000) is net of the $654,000 gain from acquiring restricted stock (Note3). The $645,000 gain does not become taxable until the restricted period expires.

6.   SUBSEQUENT EVENT

On April 7, 2004 1,000,000 restricted shares were issued to a consultant for services in connection with the recent acquisitions. This individual is a 50% owner in a recently formed joint venture for marketing Aquentium's products and services in Asia.

In this report references to "Aquentium," "we," "us," and "our" refer to Aquentium, Inc. and its subsidiaries.

                    FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, and competition within the merger and acquisitions market.

ITEM 2.  PLAN OF OPERATION

Aquentium, Inc. is a diversified holding company with four wholly-owned subsidiaries that are in the development stage. We are a development stage company with minimal operating revenues since inception. Based upon these factors our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern. However, our plan is to continue to seek and acquire business opportunities with profitable operations or with the potential to develop profitable operations in the short term.

Management anticipates that our subsidiaries, Charis Energy Development, Inc. ("Charis Energy") and Environmental Waste Management, Inc. ("Enviro Waste"), will initiate operations within the next twelve months. Charis Energy owns worldwide manufacturing and marketing rights to a new type of non-silicone
solar energy panel.   Enviro Waste's business plan is to enter into joint
venture relationships with small recycling companies to recycle styrofoam, plastics and other materials. In December 2003 Enviro Waste entered into a joint venture agreement with a recycler; however, that joint venture was delayed and then terminated due to lack of payment from the recycler.

Our two other subsidiaries, USA Public Auction, Inc. and Canby Group, Inc., remain inactive as of the date of this filing. USA Public Auction has developed proprietary software that allows new and used car dealers to have a fully operational, live, online auction web site. USA Public Auction's software has the potential to bring customers and leads to car dealers. Canby Group is a public relations development stage company structured with two divisions: Phillips P.R. Review and an early stage entertainment division.

On March 24, 2004 our board of directors authorized the formation of Aquentium Hong Kong, Ltd., a Chinese limited liability company ("Aquentium-Hong Kong"). Aquentium-Hong Kong was formed for the purpose of a 50/50 joint venture with Mr. Chak Cheuk Kau, an individual. The parties anticipate that Aquentium-Hong Kong will manufacture, market and sell Aquentium-Delaware's products and/or services in Asia for not less than 10 years. As part of this agreement Aquentium-Delware issued 1,000,000 common shares to Mr. Chak Cheuk Kau for consulting services.

We cannot satisfy our cash requirements and will need to raise capital internally and externally during the next twelve months. As of the six month period ended March 31, 2004, we had $24 cash on hand and total current liabilities of $260,836. We had no revenues for the three and six month periods ended March 31, 2004 and the majority of our operating expenses were related to accrued salaries and research and development of our solar panel product. In addition, we have an operating lease for a 10,000 square foot manufacturing facility and two office spaces on a month to month lease. Historically, we have relied on sales of our common stock to pay for costs, services, the operating lease and our acquisitions. We have also relied on our President for capital contributions.

Our main challenge is to obtain funding to develop the operations of our subsidiaries. To date we have not finalized agreements for additional funding. Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us. In the event we obtain additional funding, management intends to use such funds to launch solar panel manufacturing facility. This will include the purchase of equipment and hiring of employees for fulfillment of solar panel orders valued at approximately $10,000,000 that we received in April 2004.


Off Balance Sheet Arrangements -  None.


Factors Affecting Future Performance

     We need additional external capital and may be unable to raise it.

Based on our current plan we believe we may require at least $1 to $2 million additional financing within the next twelve months to develop our subsidiaries' operations. Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans. If we borrow funds, we could be forced to use a large portion of our future revenues to repay principal and interest on those funds. If we issue our securities for capital, the interests of our shareholders will be diluted.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of our principal financial officer, has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our annual and quarterly reports filed during the 2004 fiscal year remain accurate.

                    PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On January 16, 2004 we issued 7,000 shares to Docu-Management Corp for consulting services. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On January 27, 2004 we issued 1,080,000 common shares to the seven shareholders of Environmental Waste Management, Inc. in exchange for 100% of that company's outstanding shares. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On March 24, 2004 we issued 1,000,000 common shares to Mr. Chak Cheuk Kau in consideration for consulting services. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 5.  OTHER INFORMATION

On March 16, 2004 Aquentium entered into an agreement with Fiber Application Systems Technology, Inc. for the cancellation of shares. Aquentium agreed to cancel the 500,000 shares of Aquentium common stock issued to Fiber Application Systems Technology in June 2002. Fiber Application Systems Technology agreed to cancel the 500,000 ten dollar convertible preferred shares received by Aquentium when it sold Fiber Application Systems Technology in March 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Part I Exhibits
31.1  Chief Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits
2.1 Share Purchase Agreement between WaterPur International, Inc. and Aquentium-Nevada, dated April 2, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, as amended, filed on February 13, 2003)
2.2 Share Purchase Agreement between USA Public Auction, Inc. and Aquentium, dated August 6, 2002 (Incorporated by reference to exhibit 2.3 for Form 10-KSB, as amended, filed on February 13, 2003)
2.3 Exchange agreement between Canby Group, Inc. and Aquentium, dated September 9, 2002 (Incorporated by reference to exhibit 2.4 for Form 10-KSB, as amended, filed on February 13, 2003)
2.4 Agreement for the Exchange of Common Stock between Aquentium and Charis Energy Development, Inc., dated December 5, 2003 (Incorporated by reference to exhibit 2.1 to Form 8-K filed December 22, 2003)
2.5 Agreement for the Exchange of Common Stock between Aquentium and Environmental Waste Management, Inc., dated January 6, 2004 (Incorporated by reference to exhibit 2.1 to Form 8-K filed February 2,
      2004)
3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)
3.2 Restated by-laws of Aquentium (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed on February 13, 2003)
10.1 Share Agreement between Aquentium-Nevada and Aries Ventures, Inc., dated April 2, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, as amended, filed on February 13, 2003)
10.2 2003 Stock Option Plan (Incorporated by reference to exhibit 10.2 for Form 10-KSB, as amended, filed on December 29, 2003)
10.3 Lease agreement between Aquentium and Tennant Desert Properties, LLC, dated December 19, 2003 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed December 29, 2003)
21.1 Subsidiaries of Aquentium (Incorporated by reference to exhibit 21.1 to Form 10-QSB, filed February 17, 2004)

Reports on Form 8-K

On February 2, 2004 we filed a current report on Form 8-K, dated January 12, 2004, under Item 2 and 7 related to the acquisition of Environmental Systems Management, Inc. Environmental Systems Management had no operations prior to the acquisition, therefore, no financial statements were filed.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.

                                   AQUENTIUM, INC.


                                    /S/ Mark Taggatz
Date: May 18, 2004             By: _______________________________
                                   Mark T. Taggatz
                                   President
                                   Chief Executive Officer
                                   Principal Financial Officer
                                   Director