Form 10QSB
period 2004-06-30
AQUENTIUM INC
filed 2004-08-16
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

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

As of August 13, 2004 Aquentium, Inc. had 15,772,403 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                    PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements............................................2

Item 2.  Plan of Operation..............................................10

Item 3.  Controls and Procedures........................................11

                    PART II: OTHER INFORMATION

Item 2.  Change in Securities...........................................11

Item 6.  Exhibits and Reports on Form 8-K...............................12

Signatures..............................................................13




                 _______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended June 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended June 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

                AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEETS
                            UNAUDITED

                              ASSETS

                                                  06/30/2004     09/30/2003
                                                  UNAUDITED      AUDITED
                                                  -------------- -------------
Current Assets
  Cash                                            $       5,509  $      2,320
  Prepaid Expense                                           103             -
                                                  -------------- -------------
                                                          5,612         2,320
                                                  -------------- -------------

Investment                                              650,000             -
Goodwill                                                 41,600         5,000
                                                  -------------- -------------

  TOTAL ASSETS                                    $     697,212  $      7,320
                                                  ============== =============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Loan Payable - Other                            $       1,100  $          -
  Accounts Payable                                        6,302         8,827
  Officer/Stockholder Advance                            91,695        37,650
  Salaries Payable - Officer/Stockholder                172,000       100,000
                                                  -------------- -------------

  TOTAL LIABILITIES                                     271,097       146,477
                                                  -------------- -------------
STOCKHOLDERS' DEFICIT
  Preferred stock ($0.00001 par value)
   10,000,000 shares authorized;
   0 issued and outstanding                                   -             -
  Common stock ($0.005 par value)
   100,000,000 shares authorized;
   14,480,154 and 8,888,014 issued and
   outstanding at June 30, 2004 and
   Sept. 30, 2003 respectively                           72,401        44,440
  Additional Paid In Capital                            234,432       138,300
  Accumulated Retained Earnings (Deficit)               119,282      (321,897)
                                                  -------------- -------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  426,115      (139,157)
                                                  -------------- -------------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                  $     697,212  $      7,320
                                                  ============== =============



   See Accompanying Notes to Consolidated Financial Statements

                AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                            UNAUDITED

                                                                                        From
                                   Three Months Ended           Nine Months Ended       Inception
                                       June 30,                    June 30,             4/30/2001
                                2004           2003           2004           2003       6/30/2004
                            -------------- -------------- -------------- -------------- --------------
REVENUE                     $           -  $           -  $           -  $           -  $           -
                            -------------- -------------- -------------- -------------- --------------
OPERATING EXPENSES
  Professional Fees                 3,797          7,589         19,167         64,600         55,454
  Stock Options                         -              -              -              -        100,000
  Research and Development              -              -         10,000              -         10,000
  Salaries                         60,000         20,000        132,000         55,000        238,400
  Stock for Service                20,000              -         20,140              -         73,340
  Impairment Loss                       -              -              -              -          3,638
  Other                             1,729          4,718         22,514         14,180         48,955
                            -------------- -------------- -------------- -------------- --------------
                                   85,526         32,307        203,821        133,780        529,787

OTHER INCOME                            -              -        645,000            817        649,069
                            -------------- -------------- -------------- -------------- --------------
NET INCOME (LOSS)
 BEFORE TAXES                     (85,526)       (32,307)       441,179       (132,963)       119,282

PROVISION FOR INCOME TAXES
  Federal                               -              -              -              -              -
  State                                 -              -              -              -              -
                            -------------- -------------- -------------- -------------- --------------
NET INCOME (LOSS)           $     (85,526) $     (32,307) $     441,179  $    (132,963) $     119,282
                            ============== ============== ============== ============== ==============
Basic and diluted income
 (loss) per common share    $       (0.01) $       (0.00) $        0.04  $       (0.02) $        0.02
                            ============== ============== ============== ============== ==============
Basic and diluted weighted
 average common shares
 outstanding                   12,502,132      7,665,192     10,743,844      7,064,069      6,198,664
                            ============== ============== ============== ============== ==============


           See Accompanying Notes to Consolidated Financial Statements




                        AQUENTIUM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                         For the Nine   For the Nine   From Inception
                                                         Month Period   Month Period   04/30/2001
                                                         Ended          Ended          To
                                                         06/30/2004     06/30/2003     06/30/2004
                                                         -------------- -------------- --------------
Cash Flows from Operations
  Net Income (Loss)                                      $     441,179  $    (132,963) $     119,282
  Adjustments To Reconcile Net Loss
  To Net Cash Used by Operating Activities:
    Other Income                                              (645,000)          (817)      (645,000)
    Stock Issued for Service                                    80,140         43,240        133,380
    Impairment Expense                                               -              -          3,638
    Stock Options Compensation                                       -              -        100,000
                                                         -------------- -------------- --------------
        Total Adjustments                                     (123,681)       (90,540)      (288,700)

  Increase in Salaries and Accounts Payable                     69,475         51,020        163,022
                                                         -------------- -------------- --------------
  Net Cash (Used) in Operating Activities                      (54,206)       (39,520)      (125,678)
                                                         -------------- -------------- --------------
Cash Flows From Investing Activities
  Disposition & Write off of Subsidiary                              -         10,717         24,980
  Cash Acquired - Acquisitions                                       -              -          4,462
  Increase in Officer/Shareholder Loan                          54,045         19,150         91,695
                                                         -------------- -------------- --------------
     Total Investing Activities                                 54,045         29,867        121,137

Cash Flows From Financing Activities
  Loan Proceeds                                                  1,100              -          1,100
  Capital Contributed                                            2,250          2,250          8,750
                                                         -------------- -------------- --------------
     Total Financing Activities                                  3,350          2,250          9,850
                                                         -------------- -------------- --------------
Net Increase/Decrease in Cash                                    3,189         (7,403)         5,309

Cash -  Beginning of Period                                      2,320          8,555              -
                                                         -------------- -------------- --------------

Cash -  End of Period                                    $       5,509  $       1,152  $       5,309
                                                         ============== ============== ==============
Non-Monetary Transactions:

  Issue of 2,669,000 shares of stock for
   services at $0.02 per share                           $     111,600  $      43,240  $     133,380
  Issue of 2,730,000 shares of stock for
   acquisitions at $0.02 per share                       $           -  $       5,000  $      54,600
  Issue of 5,140 shares of stock for
   lease deposit at $0.02 per share                      $         103  $           -  $         103

Income Taxes Paid                                        $           -  $           -  $           -
Interest Paid                                            $           -  $           -  $           -


           See Accompanying Notes to Consolidated Financial Statements

                                        5

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            UNAUDITED

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. For further information, refer to the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ending September 30, 2003.

2.  BUSINESS AND HISTORY

    A. Business

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. Acquisitions

On October 28, 2002 100% of Food Safe, Inc. a Texas corporation was acquired for 250,000 common shares valued at $5,000 in exchange for 100% of its shares. Food Safe was sold on October 29, 2003 to a publicly traded corporation (eFoodSafety.com Inc.). Aquentium received 500,000 (split 3 to 1 on December 8, 2003) restricted shares valued at $650,000 resulting in a gain of $645,000. The Company continues to carry its investment at cost ($650,000) which is approximately the current stock price discounted 15% for the restricted shares factor.

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

Development Stage Company
--------------------------
The accompanying consolidated financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from.

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

During the quarter ended June 30, 2004 shares of stock were issued as follows:

1,000,000 restricted shares for management service       $   20,000
3,000,000 restricted shares for salary to an
          officer/shareholder                                60,000
     __                                                  ----------
4,000,000                                                $   80,000
=========                                                ==========

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

The Company's NOL (approximately $530,000) is net of the $654,000 gain from acquiring restricted stock (Note 3). The $645,000 gain does not become taxable until the restricted period expires.

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

7.   SUBSEQUENT EVENT

On July 13, 2004, 750,000 restricted shares were issued to purchase land in India.

In this report references to "Aquentium," "we," "us," and "our" refer to Aquentium, Inc. and its subsidiaries.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  PLAN OF OPERATION

Aquentium, Inc. is a diversified holding company with four wholly-owned subsidiaries that are in the development stage. Our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern because we have no operating revenue and negative working capital. However, our plan is to continue to seek and acquire business opportunities with profitable operations or develop our subsidiaries' operations to a profitable level. Historically, we have relied on sales of our common stock to pay for costs, services, the operating lease and our acquisitions. We have also relied on our President for capital contributions.

Our subsidiaries remain inactive as of the date of this filing. Management anticipates that our subsidiaries, Charis Energy Development, Inc. ("Charis Energy") and Environmental Waste Management, Inc. ("Enviro Waste"), will initiate operations within the next twelve months. Charis Energy owns worldwide manufacturing and marketing rights to a new type of non-silicone
solar energy panel.   Enviro Waste's business plan is to enter into joint
venture relationships with small recycling companies to recycle Styrofoam, plastics and other materials.

Our two other subsidiaries, USA Public Auction, Inc. and Canby Group, Inc., will likely remain inactive for the foreseeable future. USA Public Auction has developed proprietary software that allows new and used car dealers to have a fully operational, live, online auction web site. USA Public Auction's software has the potential to bring customers and leads to car dealers. Canby Group is a public relations development stage company structured with two divisions: Phillips P.R. Review and an early stage entertainment division.

On March 24, 2004 our board of directors authorized the formation of Aquentium Hong Kong, Ltd., a Chinese limited liability company ("Aquentium-Hong Kong"). Aquentium-Hong Kong was formed for the purpose of a 50/50 joint venture with Mr. Chak Cheuk Kau, an individual. As part of this agreement Aquentium-Delaware issued 1,000,000 common shares to Mr. Chak Cheuk Kau for consulting services. The parties anticipate that Aquentium-Hong Kong will manufacture, market and sell Aquentium-Delaware's products and/or services in Asia.

We cannot satisfy our cash requirements and will need to raise capital internally and externally during the next twelve months. As of the nine month period ended June 30, 2004 we had $5,509 cash on hand and total liabilities of $271,097. We had no revenues for the three and nine month periods ended June 30, 2004 and the majority of our operating expenses were related to accrued salaries. In addition, we have a month to month operating lease for a 10,000 square foot manufacturing facility and two office spaces. We have subleased this facility to cover the expense for this property.

Our main challenge is to obtain funding to develop the operations of our subsidiaries. To date we have not finalized agreements for additional funding. Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us. In the event we obtain additional funding, management intends to use such funds to establish a solar panel manufacturing facility. This will include the purchase of equipment and hiring of employees for fulfillment of solar panel orders valued at approximately $10,000,000 that we received in April 2004.

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

    We have entered into a joint ventures in foreign countries and our future revenues, if any, may be affected by the economies of these countries.

We have entered into joint ventures in Hong Kong, China and India and international operations are subject to a number of risks. These risks include unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, greater difficulty or delay in accounts receivable collection, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of our principal financial officer, has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures, as defined by the Securities and Exchange Act of 1934, and our internal control over financial reporting made in our annual and quarterly reports filed during the 2004 fiscal year remain accurate.

                    PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On June 30, 2004, we issued 3,000,000 common shares, valued at approximately $60,000, to Mark T. Taggatz as compensation for his services rendered to the company. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On July 15, 2004 we issued 750,000 common shares to Rakesh Rajagopal for our interest in a joint mining venture. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Part I Exhibits

31.1    Chief Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Part II Exhibits

2.1 Agreement for the Exchange of Common Stock between Aquentium and Charis Energy Development, Inc., dated December 5, 2003 (Incorporated by reference to exhibit 2.1 to Form 8-K filed December 22, 2003)
2.2 Agreement for the Exchange of Common Stock between Aquentium and Environmental Waste Management, Inc., dated January 6, 2004 (Incorporated by reference to exhibit 2.1 to Form 8-K filed February 2,
       2004)
3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)
3.2    Restated by-laws of Aquentium  (Incorporated by reference to exhibit
       3.3 for Form 10-KSB, as amended, filed on February 13, 2003)
10.1 Share Agreement between Aquentium-Nevada and Aries Ventures, Inc., dated April 2, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, as amended, filed on February 13, 2003)
10.2 2003 Stock Option Plan (Incorporated by reference to exhibit 10.2 for Form 10-KSB, as amended, filed on December 29, 2003)
10.3 Lease agreement between Aquentium and Tennant Desert Properties, LLC, dated December 19, 2003 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed December 29, 2003)
21.1 Subsidiaries of Aquentium (Incorporated by reference to exhibit 21.1 to Form 10-QSB, filed February 17, 2004)

Reports on Form 8-K

None.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.

                               AQUENTIUM, INC.


                                 /S/ Mark T. Taggatz
Date: August 16, 2004       By: _______________________________
                                Mark T. Taggatz
                                President
                                Chief Executive Officer
                                Principal Financial Officer
                                Director