Form 10KSB
period 2004-09-30
AQUENTIUM INC
filed 2005-01-13
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the fiscal year ended September 30, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        Commission file number: No. 0-23402


                         AQUENTIUM, INC.
          (Name of small business issuer in its charter)

            Delaware                           11-2863244
      (State of incorporation)      (I.R.S. Employer Identification No.)

 31500 Grape Street, Suite 3401, Lake Elsinore, California   92532
(Address of principal executive offices)                    (Zip code)

Issuer's telephone number:  (951) 244-1988

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

State issuer's revenue for its most recent fiscal year:   $81,412

As of January 12, 2005, the registrant had 15,222,403 shares of common stock outstanding. On that date the aggregate market value based on the average bid and asked price for the voting and non-voting equity held by non-affiliates was approximately $3,548,870.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................6
Item 3.  Legal Proceedings..................................................6
Item 4.  Submission of Matters to a Vote of Security Holders................6

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........6
Item 6.  Management's Discussion and Analysis...............................8
Item 7.  Financial Statements..............................................11
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................27
Item 8A. Controls and Procedures...........................................27
Item 8B. Other Information.................................................27

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................27
Item 10. Executive Compensation............................................28
Item 11. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters....................28
Item 12. Certain Relationships and Related Transactions....................30
Item 13. Exhibits..........................................................31
Item 14. Principal Accountant Fees and Services............................31
Signatures.................................................................32

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

                              PART I

                 ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

Aquentium, Inc. was incorporated in the state of Delaware in April 1987 as Arnex Investment Group, LTD. In 1993 the corporation name was changed to Vector Environmental Technologies, Inc. and in 1977 the corporation name was changed to WaterPur International, Inc. On April 2, 2002, WaterPur International entered into an agreement to acquire Aquentium, Inc., a Nevada corporation ("Aquentium-Nevada"). WaterPur International issued 4 million shares in exchange for the 5,240,000 shares of Aquentium-Nevada. The transaction was treated as a reverse acquisition and Aquentium-Nevada became the accounting survivor. Then on May 7, 2002, WaterPur International changed the corporation name to Aquentium, Inc.

In June 2002 we acquired Fiber Application Systems Technology, Inc., a privately held Ontario, Canada corporation. We issued 500,000 shares of Aquentium common stock, valued at approximately $10,000, in exchange for 100% of the common shares of Fiber Application. In March 2003 we sold our 100% interest in Fiber Application to Alpha Solarco, Inc., a Colorado corporation, for 500,000 ten-dollar convertible preferred shares of Fiber Application. Then in March 2004 we agreed to cancel the 500,000 shares of Aquentium common stock and Fiber Application Systems agreed to cancel the 500,000 ten-dollar convertible preferred shares.

In August 2002 we acquired USA Public Auction, Inc., a privately held Nevada corporation. This company had developed proprietary software designed to operate an online auction web site for new and used car dealerships. We acquired this company by exchanging 250,000 shares of Aquentium common stock, valued at approximately $5,000, for 100% of the USA Public Auction common stock.

In September 2002 we acquired Canby Group Inc., a privately held California corporation. This company's business plan relates to public relations and consulting services and an early-stage entertainment division. We acquired this subsidiary by exchanging 150,000 shares of Aquentium common stock, valued at approximately $3,000, for 100% of the common stock of Canby Group.

In October 2002 we acquired Food Safe, Inc., a privately held Texas corporation. This company was a food safety company which had developed equipment and processes to kill pathogens and bacteria found in foods. We exchanged 250,000 shares of Aquentium common stock, valued at approximately $5,000, for 100% of the Food Safe common stock. We sold this company in October 2003.

In December 2003 we acquired Charis Energy Development, Inc., a privately held Nevada corporation. Charis Energy owns the worldwide manufacturing and marketing rights to a new type of non-silicone solar energy panel. We issued 1,000,000 shares of Aquentium common stock in exchange for 100% of the Charis Energy common stock.

Aquentium acquired Environmental Waste Management, Inc. in January 2004. Environmental Waste's business plan is to enter into joint venture relationships with small recycling companies. We issued 1,080,000 shares of Aquentium common stock, valued at approximately $5,400 in exchange for 100% of that company's outstanding shares.

In March 2004 we formed Aquentium Hong Kong, Ltd., a Chinese limited liability company. Aquentium-Hong Kong was formed to participate in a 50/50 joint venture with Mr. Chak Cheuk Kau, an individual. The parties agreed that Aquentium-Hong Kong will manufacture, market and sell Aquentium's products and/or services in Asia for a period of 10 years.

In November 2004 we acquired exclusive worldwide manufacturing and marketing rights for a containerized habitable structure from Theodore T. Ciotti, an individual who invented the structures. Aquentium issued 200,000 shares of common stock in exchange for the exclusive worldwide manufacturing and marketing rights of this product.

Our Plan

We are a holding company operating on a consolidated basis with our wholly-owned subsidiaries, which are development stage companies. We recorded miscellaneous revenues of $81,412 during the fiscal year ended September 30, 2004, and we had negative working capital of $314,791 and retained earnings of $69,226. Our focus for the next twelve months will be to obtain additional funding to develop one or more of our subsidiaries and joint venture's business plans, described below.

Aquentium - Hong Kong -- This joint venture will market Aquentium's products and services in Asia. It has several projects in negotiations, but we cannot assure that these negotiations will result in formal agreements.

Canby Group -- This subsidiary will likely remain inactive for the foreseeable future. Canby Group is a public relations development stage company structured with two divisions: Phillips P.R. Review and an early stage entertainment division. The Phillips P.R. Review division will offer public relations services centered around the analysis of a client's existing public relations and marketing programs. This division provides expertise in forming or re-forming the public image of companies; local, national and international governments, and well known and lesser known people. The business plan for the entertainment division is to acquire operating companies within the entertainment industry which may have products to license or distribute.

Charis Energy -- Charis Energy holds worldwide manufacturing and marketing rights to a new type of non-silicone solar energy panel. It intends to obtain necessary worldwide patents for its new type of solar panel and then develop a business plan to manufacture and market those solar panels. Of course the patent process will require additional funding and we cannot assure that Charis Energy will be successful in obtaining all of the necessary patents to move forward with this business plan.

Environmental Waste -- Environmental Waste's business plan is to enter into joint venture relationships with small recycling companies. In December 2003 it entered into a joint venture agreement with a recycler; however, that joint venture was delayed and there can be no assurance that the parties will perform the joint venture. Environmental Waste intended to begin operations in the Las Vegas, Nevada area, but has not been successful in that endeavor.

USA Public Auction. -- USA Public Auction has developed proprietary software that allows new and used car dealers to have a fully operational, live, online auction web site. The software provides a full feature auction site that is user friendly and customized for each dealer. The software provides a means for the purchasing public to see detailed information about a vehicle, arrange a test drive, ask questions, obtain financing, as well as see who is bidding against them. The web site's tools are designed to provide consumer confidence when shopping online, ease of access and ease of use, and to allow the consumer to buy a car for the best possible price. Initially, the company intends to focus its market in the United States, and possibly Canada. USA Public Auction will compete with other auto auction web sites such as ebay motors, and other sites on Amazon.com, Yahoo! and MSN.

Exclusive License for Patent 10/284,748 -- We acquired the exclusive worldwide manufacturing and marketing rights for patent 10/284,748 and the exclusive license to the URL (uniform resource locator = electronic address) "www.instantvillage.net." The patent relates to a containerized habitable structure that incorporates the structural integrity and transportability of modified or purpose-built ISO shipping containers that expand and unfold like "pop-up books" and have the strength, flexibility and durability of structural insulated panel construction. The purpose-built or recycled shipping containers can be transformed into rudimentary homes in the case of disaster.

Management intends to seek federal and state grants to establish manufacturing facilities for the production of disaster-relief housing and structures. The manufacturing facility will produce expanding, re-deployable, containerized structures for disaster-relief, such as homes, clinics, offices, mini-hospitals, barracks, etc. The structures may be constructed on a grid system or fully self-sufficient, or a combination of both. We intend to devise systems that provide purified water and use solar technology for electricity.

We will fund two prototype model units within the next twelve months, estimated to be approximately $30,000 U.S. each. Management anticipates the first prototype may be completed within the next 90 days. Our business plan is to raise funds during the next two years for the setup and equipping of an initial manufacturing facility to be located in the United States, as well as provide the funds as needed for operations, general, administrative expenses and support of the subsidiary. We intend to satisfy a production minimum of 30 units per quarter starting 90 days after the manufacturing facility is completed and all manufacturing materials and components are in place. We will make royalty payments per unit based on the production schedule and production totals.

Other Acquisitions

Our business plan is to seek, investigate, and, if warranted, acquire business opportunities which are profitable, or we anticipate will become profitable. The selection of a business opportunity to participate in is complex and extremely risky and will be made by management in the exercise of its business judgement; however, none of our management are professional business analysts. (See, "Part III, Item 9, "Directors and Executive Officers, . . ." below). There is no assurance that we will be able to identify and acquire a business opportunity which will ultimately prove to be beneficial to us and our stockholders.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding the purchase and sale of "penny stock." Our common stock is thinly traded and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his/her/its investment without considerable delay, if at all. If an active market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act. (See, "Part II, Item 5, Market Information," below, for further details.)

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

Employees

We currently have one employee. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage more full-time employees so long as our subsidiaries are in the development stage.

                 ITEM 2.  DESCRIPTION OF PROPERTY

In December 2003 Aquentium entered into a lease agreement with Tennant Desert Properties, Inc. for a 90-day lease for 10,000 square feet of a manufacturing facility with two office spaces. This property is located in North Palm Springs, California. The 90-day lease provided for an option to lease the entire 84,772 square-foot property and we exercised the option for the entire property in September 2004.

                    ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2004 year.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The trading prices of our common stock are reported by Pink Sheets, L.L.C., formerly the National Quotation Bureau, under the symbol "AQNM." Our common stock is thinly traded and we do not have an active trading market at the time of this filing. The following table lists the range of the high and low closing bid for our common stock for each quarter of the last two fiscal years as reported by Pink Sheets, L.L.C. Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

       Fiscal Quarter Ended             High      Low
       --------------------           -------   ------
       December 31, 2002              $  2.00   $ 0.21
       March 31, 2003                    1.60     1.30
       June 30, 2003                     3.25     1.30
       September 30, 2003                1.75     1.50

       December 31, 2003              $  4.00   $ 0.75
       March 31, 2004                    4.00     1.80
       June 30, 2004                     3.00     0.47
       September 30, 2004                1.50     1.10

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

Holders

As of December 13, 2004 we had 308 stockholders of record, which does not include "street accounts" of securities brokers.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

We are a development stage company with limited revenues and negative working capital. Based upon these factors our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern. Historically, we have relied on capital contributions from management and sales of our common stock to pay for costs, services, operating leases and our acquisitions. Our plan is to continue to seek funding for development of our subsidiaries and to acquire business opportunities with profitable operations or with the potential to develop profitable operations in the short term.

Our main challenge is to obtain funding to develop the operations of our subsidiaries. All of our subsidiaries have been inactive this past fiscal year due to lack of funding. As of the date of this filing we have not finalized agreements for additional funding for any subsidiary. Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us.

Liquidity and Capital Resources

We cannot satisfy our cash requirements and will need to raise capital externally during the next twelve months. As of the year ended September 30, 2004 (the "2004 year") we had $20,530 cash on hand and we receive revenues from the manufacturing facility leases. Our operating expenses are primarily related to salaries, rental expense and professional fees. We have funded our operations primarily through revenues from leases and capital contributions from related parties and issuance of our common stock for acquisitions and services.

Net cash used by operating activities was $51,435 for the 2004 year compared to $64,365 for the 2003 year. Net cash provided by investing activities was $24,980 for the 2003 year compared to $0 for the 2004 year. The 2003 net cash provided by investing activities reflects the disposition of Fiber Application Systems, our former wholly-owned subsidiary, and the write off of our investment in that subsidiary.

Financing

Management anticipates losses to continue in the foreseeable future and there can be no assurance that future revenues, if any, will be adequate to absorb operation and other expense. Net cash provided by financing activities was
$69,645 for the 2004  year compared to $33,150 for the 2003   year.  Financing
activities were primarily advances from related parties and capital contributions of office space.

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

Commitments and Contingencies

Our commitments consist of operating leases and total current liabilities. We recorded lease expenses of $58,128 during the 2004 year related to the manufacturing facility we lease on a month-to-month basis. The initial lease required monthly payments of $4,500 and after we exercised the option to lease the entire 84,772 square-foot facility in September 2004, the monthly lease amount increased to $31,128. A portion of the lease expenses are covered by the lease payments from the other tenants in the building.

Our total current liabilities include $232,000 of accrued salaries and $103,195 owed to our President, Mr. Taggatz, for advances. We are unable to satisfy these obligations with cash on hand or with revenues. We may repay these obligations with cash, when available, or we may convert them into common stock.

Lock-up/Leak-out Agreement.   On April 2, 2002, Aquentium entered into an
agreement to satisfy outstanding debts and claims Aries Ventures, Inc., a Nevada corporation, held against WaterPur International. Aries Ventures held preferred stock it had purchased from WaterPur International in 1997 and had not converted. On June 8, 2002, Aries Ventures agreed to convert the preferred shares it held for 1,000,000 of our common shares and warrants to purchase another 250,000 shares at an exercise price of $1.00 for a three year term. The warrants and the underlying common stock have unlimited piggy back registration rights.

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

The anti-dilution protection provides that if the aggregate market value of the shares held by Aries Ventures is less than $12,000,000 and if Aries Ventures does not own more than 10% of our issued and outstanding common stock, then it will be entitled to receive newly-issued common shares so that it will own 10% of the outstanding shares of Aquentium. The determination for any adjustment is determined on December 31, 2002 and 2003, so long as Aries Ventures continues to hold the shares and if the market value of our common stock owned by Aries Ventures is less than $12,000,000. The market value test is based on the average price of our common stock for the 30 consecutive calendar days during the calendar year at which the stock traded at its highest level. At December 31, 2002 and 2003, management determined that the aggregate market value of the shares held by Aries Ventures was less than $12,000,000; however, Aries Ventures beneficially owned more than 10% of our outstanding shares. As a result, Aries Ventures was not entitled to receive additional shares.

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

Results of Operations

Our fiscal year ends September 30 and the following discussions are based on the consolidated operations of Aquentium since its inception date of April 30, 2001. These discussions should be read in conjunction with our financial statements for the years ended September 30, 2004 and 2003, included in this report at Part II, Item 7, below.

           Comparison of 2003 and 2004  Year Operations
          ---------------------------------------------

                                        2003            2004
                                    -------------   -------------

Revenues, miscellaneous             $        817    $     81,412

Total operating expenses                 260,727         335,289

Net operating loss                      (259,910)       (253,877)

Gain on sale of investment                     -         645,000

Net earnings (loss)                     (259,910)        391,123

Net earnings (loss) per share       $      (0.05)   $     0.0185

For the 2004 year we recorded miscellaneous revenues primarily from lease payments from tenants of the manufacturing facility we lease. Revenues for the year ended September 30, 2003 (the "2003 year") were from a gain from the sale of Fiber Application Systems .

Total operating expenses for the 2004 year were primarily related to salaries of $192,000, rental expense of $58,128 and professional fees of $42,087. For the 2003 year our total operating expenses were primarily related to stock option compensation expense of $100,000 as the result of options granted during the 2003 year with an exercise price below the fair market value of our common stock on the date of grant. Common stock issued for services valued at $43,200 and salaries of $70,000 were the other significant operating expenses
for the 2003 year.   As a result of our expenses, we recorded a net operating
loss for both the 2004 year and 2003 year.

For the 2004 year, we recognized a gain of $645,000 from the sale of Food Safe, Inc. in October 2003. Due to the gain on the sale of this subsidiary we recorded net earnings of $391,123 for the 2004 year compared to a net loss for the 2003 year.


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

     We have entered into ventures in foreign countries and our future revenues, if any, may be affected by the economies of these countries.

We have entered into a joint venture in Hong Kong, China and international operations are subject to a number of risks. These risks include unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, greater difficulty or delay in accounts receivable collection, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

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


Off Balance Sheet Arrangements

None.


                  ITEM 7.  FINANCIAL STATEMENTS

                 AQUENTIUM, INC. AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2004



                        TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheet as of September 30, 2004                      F-2

Consolidated Statements of Operations for the Year Ended
September 30, 2003 and 2004, and from inception through
September 30, 2004                                                       F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
for the periods from inception through September 30, 2004                F-4

Consolidated Statements of Cash Flows for the Year Ended
September 30, 2003 and 2004 and from inception through
September 30, 2004                                                       F-5

Notes to Consolidated Financial Statements                        F-6 - F-14

                       George Brenner, CPA
                    A Professional Corporation
                10680 W. PICO BOULEVARD, SUITE 260
                  LOS ANGELES, CALIFORNIA 90064
                 310/202-6445   Fax 310/202-6494

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Aquentium, Inc. (a Delaware corporation)
(A Development-Stage Company)
Lake Elsinore, CA

I have audited the accompanying consolidated balance sheet of Aquentium, Inc., a Delaware corporation (a development-stage company) as of September 30, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended September 30, 2003 and 2004 and the period from April 30, 2001 (date of inception) through September 30, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Aquentium, Inc., Delaware as of September 30, 2004 and the results of its operations, stockholders' deficit and cash flows for the years ended September 30, 2003 and 2004 and from inception (April 30, 2001) through September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ George Brenner
--------------------------------
George Brenner, C.P.A.
Los Angeles, California
January 8, 2005

                AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2004


                              ASSETS

Current Assets
     Cash                                                    $     20,530
     Accounts Receivable                                              871
     Prepaid Expense                                                  103
                                                             -------------

     Total Current Assets                                          21,504

Investment                                                        420,000
                                                             -------------

     TOTAL ASSETS                                            $    441,504
                                                             =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Loans Payable - Other                                   $      1,100
     Officer/Stockholder Advance                                  103,195
     Salaries Payable - Related Parties                           232,000
                                                             -------------

     TOTAL LIABILITIES                                            336,295
                                                             -------------
STOCKHOLDERS' EQUITY

     Preferred stock ($0.00001 par value)
      10,000,000 shares authorized;
      0 issued and outstanding                                          -
     Common stock ($0.005 par value)
      100,000,000 shares authorized;
      14,480,154 issued and outstanding                            72,401
     Additional Paid In Capital                                   193,582
     Other Comprehensive Income (Loss)                           (230,000)
     Retained Earnings                                             69,226
                                                             -------------

     TOTAL STOCKHOLDERS' EQUITY                                   105,209
                                                             -------------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                    $    441,504
                                                             =============


   See Accompanying Notes to Consolidated Financial Statements

                AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 From
                                                                 Inception
                                                                 April 30,
                                        For the Years Ended      2001 to
                                            September 30,        Sept. 30
                                          2003          2004     2004
                                     ------------- ------------- -------------

REVENUE
   Miscellaneous                     $        817  $     81,412  $     85,481
                                     ------------- ------------- -------------

OPERATING EXPENSES
   Salaries                                70,000       192,000       298,400
   Rental expense                               -        58,128        58,128
   Professional Fees                       22,627        42,087        78,374
   Stock Options Compensation             100,000             -       100,000
   Common Stock Issued for Services        43,200        20,140        73,340
   Impairment Expense                       3,638             -         3,638
   Other                                   21,262        22,934        49,375
                                     ------------- ------------- -------------
                                          260,727       335,289       661,255
                                     ------------- ------------- -------------

NET OPERATING LOSS                       (259,910)     (253,877)     (575,774)

Gain on Sale of Investment                      -       645,000       645,000
                                     ------------- ------------- -------------

NET INCOME (LOSS) BEFORE TAXES           (259,910)      391,123        69,226

PROVISION FOR INCOME TAXES
   Federal                                      -             -             -
   State                                        -             -             -
                                     ------------- ------------- -------------

NET LOSS                             $   (259,910) $    391,123  $    105,209
                                     ============= ============= =============

Basic income (loss) per common share $      (0.05) $       0.03
                                     ============= =============
Basic weighted average common shares
 outstanding                            5,734,233    11,187,376
                                     ============= =============
Fully diluted income (loss) per
 common share                        $      (0.05) $     0.0185
                                     ============= =============
Fully diluted weighted average
 common shares outstanding              5,734,233    21,187,376
                                     ============= =============

   See Accompanying Notes to Consolidated Financial Statements


                AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
    FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2004

                                                                               Retained    Other       Shareholders'
                         Preferred               Common            Paid-In     Earnings  Comprehensive  Equity/
                       Shares   Amount    Shares         Amount    Capital     (Deficit)   Income       (Deficit)
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
Founder's capital
 contribution               -   $    -            -  $        -  $       500  $        -  $          -  $        500
Capital contributed,
 office space               -        -            -           -        3,000           -             -         3,000
Common stock issued
 for reverse merger         -        -    4,000,000      20,000      (20,000)          -             -             -
Preferred stock
 converted                  -        -    1,000,000       5,000       (5,000)          -             -             -
Common stock retained
 by shareholders April,
 2002 for the acquisition
 of Aquentium, Delaware
 valued at par value
 per share                  -        -       76,014         380         (380)          -             -             -
Stock for services          -        -      500,000       2,500        7,500           -             -        10,000
Acquisitions of
 subsidiaries               -        -      900,000       4,500       13,500           -             -        18,000
Net (Loss) for the
 period of April 30,
 2001 through September
 30, 2002                   -        -            -           -            -     (61,987)            -       (61,987)
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
                            -        -    6,476,014      32,380         (880)    (61,987)            -       (30,487)
Stock options
 compensation               -        -            -           -      100,000           -             -       100,000
Stock for services          -        -    2,160,000      10,800       32,400           -             -        43,200
Acquisition of
 subsidiaries               -        -      250,000       1,250        3,750           -             -         5,000
Debt settlement             -        -        2,000          10           30           -             -            40
Capital contributed,
 office space               -        -            -           -        3,000           -             -         3,000
Net (Loss) for the
 year ended
 September 30, 2003         -        -            -           -            -    (259,910)            -      (259,910)
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
                            -        -    8,888,014      44,440      138,300    (321,897)            -      (139,157)
Acquisition of
 Subsidiaries               -        -    2,080,000      10,400      (10,400)          -             -             -
Lease deposit               -        -        5,140          26           77           -             -           103
Stock for services          -        -    1,007,000       5,035       15,105           -             -        20,140
Rescission of 2002
 Acquisition                -        -     (500,000)     (2,500)       2,500           -             -             -
Officer compensation        -        -    3,000,000      15,000       45,000           -             -        60,000
Capital contributed,
 office space               -        -            -           -        3,000           -             -         3,000
Net Income for the
 year ended
 September 30, 2004         -        -            -           -            -     391,123             -             -
Other comprehensive income:
Unrealized loss on stock    -        -            -           -            -                  (230,000)            -
Comprehensive income        -        -            -           -            -           -             -       161,123
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
                            -  $     -   14,480,154  $   72,401  $   193,582  $   69,226  $   (230,000) $    105,209
                      ======== ======== ============ =========== ============ =========== ============= =============


           See Accompanying Notes to Consolidated Financial Statements.



                  AQUENTIUM, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT-STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         From
                                                                         Inception
                                                 For the Years Ended     April 30,
                                                     September 30,       2001 to
                                                  2003          2004     Sept.30, 2004
                                              ------------- ------------  ------------
Cash Flows from Operations
 Net Income (Loss)                            $   (259,910) $   391,123  $     69,226
 Gain on exchange of stock                               -     (645,000)     (645,000)
 Adjustments To Reconcile Net Loss
  To Net Cash Used by Operating Activities:
   Stock Options Compensation                      100,000            -       100,000
   Stock Issued for Service                         43,240       80,140       133,380
   Impairment Expense                                3,638            -         3,638
   Accounts Receivable                                   -         (871)         (871)
   Accounts Payable                                (21,333)      (8,827)      (15,080)
   Salaries Payable                                 70,000      132,000       232,000
                                              ------------- ------------  ------------
Net Cash (Used) in Operating Activities            (64,365)     (51,435)     (122,707)
                                              ------------- ------------  ------------
Cash Flows From Investing Activities
 Disposition of Subsidiary                          15,080            -        15,080
 Write Off - Subsidiary Investment                   9,900            -         9,900
                                              ------------- ------------  ------------
                                                    24,980            -        24,980
                                              ------------- ------------  ------------
Cash Flows From Financing Activities
 Cash Acquired - Acquisitions                            -            -         4,462
 Loan Payable, Other                                     -        1,100         1,100
 Advance - Stockholder/Officer                      30,150       65,545       103,195
 Capital Contributed - Founder                           -            -           500
 Capital Contributed - Office Space                  3,000        3,000         9,000
                                              ------------- ------------  ------------
                                                    33,150       69,645       118,257
                                              ------------- ------------  ------------
Net Increase (Decrease) in Cash                     (6,235)      18,210        20,530
Cash - Beginning of Period                           8,555        2,320             -
                                              ------------- ------------  ------------
Cash - End of Period                          $      2,320  $    20,530  $     20,530
                                              ============= ============ =============
Non-Monetary Transactions:
 Issue of stock for services at $0.02
   per share, 2,660,000 and 1,007,000,
   respectively                               $     43,200  $    20,140  $     73,340
 Issue of 2,000 shares of stock for
   debt settlement                                      40            -            40
 1,150,000 common shares issued for
   acquisitions at $0.02 per share                   5,000            -        23,000
 Issue 3,000,000 shares for salary
   at $0.02 per share                                    -       60,000        60,000

Income Taxes Paid                             $          -  $         -  $          -
Interest Paid                                 $          -  $         -  $          -


     See Accompanying Notes to Consolidated Financial Statements



                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND HISTORY
    --------------------

A.  Business
    --------
Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 2 D "Development Stage Company"). Its holdings include a public relations and consulting service and an early-stage entertainment division that develops and licenses products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), the design and development of solar panels, (Charis Energy Development, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.). All the above companies were inactive during fiscal year ending September 30, 2004, however, See Note 2A, "Acquisitions and Dispositions".

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

On April 2, 2002, Aries Ventures, Inc., formerly Casmyn Corp. and holder of 100% of the 5% cumulative convertible preferred stock of WaterPur received 1,000,000 post split shares and 250,000 warrants (Note 4 - "Stockholders' Equity") in consideration for the release of any and all outstanding debts or claims that Aries has or may have against WaterPur.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------------------
A.  Acquisitions and Dispositions
    -----------------------------
Subsequent to Aquentium, Delaware acquiring Aquentium, Nevada, the following acquisitions were made:

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

On October 28, 2002 100% of Food Safe, Inc. a Texas corporation was acquired for 250,000 common shares valued at $5,000 in exchange for 100% of its shares. Food Safe was sold on October 29, 2003 to a publicly traded corporation (eFoodSafety.com Inc.). Aquentium received 500,000 (split 3 to 1 on December 8, 2003) restricted shares valued at $650,000 resulting in a gain of $645,000.
 The Company carries its investment at a market value discounted at 15% for restricted stock. The $230,000 temporary loss has been recorded as other comprehensive loss and reflected in the Statement of Stockholders' Equity (Deficit).

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 8, 2003 Charis Energy Development, Inc. a privately held company was acquired for 1,000,000 restricted shares. As there were no assets or liabilities, the acquisition is treated as a capital transaction instead of a business combination and no goodwill or other intangibles are recognized.

On January 27, 2004 Environmental Waste Management, Inc. a privately held
company was acquired for 1,080,000 restricted shares.   As there were no
assets or liabilities, the acquisition is treated as a capital transaction instead of a business combination and no goodwill or other intangibles are recognized.

B.  Accounting Period
    -----------------
The Company's fiscal year-end is September 30th. The accompanying consolidated financial statements include the years ended September 30, 2003 and 2004 and the period from April 30, 2001 (inception) through September 30, 2004.

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

F.  New Accounting Pronouncements
    -----------------------------
In November 2003, the EITF reached a consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F.  New Accounting Pronouncements (continued)
    -----------------------------------------
investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary.

In November 2003, the EITF reached a consensus on Issue 03-10, Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) did not affect our financial condition or results of operations.

G.  Continuing Existence
    --------------------
The Company is a development-stage company with limited revenues to date and negative working capital. The above financial factors raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G.  Continuing Existence (continued)
    --------------------------------
Management's plans to continue in existence are based on obtaining profitable operations from its recently acquired start-up subsidiaries. There can be no assurance these plans will be successful.

H.  Loss Per Share
    --------------
Warrants and stock options have not been included in the September 30, 2003 computation of loss per share because their inclusion would be anti-dulitive.

I.  Goodwill
    --------
Goodwill represents the excess cost over the net assets of the subsidiaries. Management tests each subsidiary on an annual basis. The goodwill, if impaired, will by adjusted. Acquisitions during the year were originally reported as business acquisitions. These were properly reported as capital transactions and goodwill reflected on the quarterly financial statements were reversed as of September 30, 2004.


3.  STOCK FOR SERVICES
    ------------------

Stock for professional services was 1,007,000 and 2,160,000 restricted shares valued at $.02 per share for the years ended September 30, 2004 and 2003, respectively.


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

At December 31, 2003, Aries owned 10.1% of the outstanding shares of the Company. As of September 30, 2004, Aries owned 6.9% of the shares of the Company, and under the terms of the agreement could be entitled to shares sufficient to have 10% of the outstanding shares at December 31, 2004, depending on other terms of the agreement.

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

                                       Year Ended
                                       9/30/2003
                                       ------------

        Loss as recorded               $ (259,910)
        Pro-forma loss                 $ (354,465)

        Loss per share as recorded     $ (0.05)
        Pro-forma loss per share       $ (0.06)

In calculating the proforma resulting using the Black Scholes model the following assumptions were made.

        Expected Life of Options       3 years
        Volatility                     412%
        Risk Free Interest Rate        1.41%
        Dividend Yield                 0


6.  DEFERRED INCOME TAXES
    ---------------------

The net deferred tax amounts included in the accompanying balance sheet contain the following amounts of deferred tax assets and liabilities:

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The provision for income taxes is composed of the following:


                                    2004        2003      Inception
                                ----------  ----------  ------------
   Federal                      $ (35,000)  $ (16,000)  $  (59,000)
   State                           (6,000)     (3,000)     (10,000)
                                ----------  ----------  ------------
   Total deferred tax asset     $ (41,000)  $ (19,000)  $  (69,000)
                                ----------  ----------  ------------

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:
The provision for income taxes is composed of the following:

                                         2004        2003      Inception
                                      ----------  ----------  ------------
    Income tax at the federal
      statutory rate of 35 percent    $ 136,000   $ (91,000)  $    24,000
    State, net of federal benefit        22,000     (15,000)        4,000
    Nondeductible accruals and other   (201,000)     87,000       (97,000)
    Change in valuation allowance        42,000      19,000        69,000
                                      ----------  ----------  ------------
    Total provision for income taxes  $       0   $       0   $         0
                                      ----------  ----------  ------------

The deferred tax adjustments are comprised of stock options compensation ($100,000), stock for service expense ($73,340) and officers' salaries accrued but not paid $232,000 and an unrealized loss on the exchange of stock ($645,000) aggregating $(239,660). The net operating loss (NOL) carry forwards expire in years from 2022 to 2024.

Because of the uncertainty if the above deferred assets will be used a 100% valuation reserve has been recorded.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  RELATED PARTIES TRANSACTIONS
    ----------------------------

Mart T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:
a) Advanced $103,195 to the Company and affiliates through September 30, 2004.
b) Received unpaid compensation of $222,000 as salary payable at September 30, 2004, with $60,000 of deferred compensation satisfied by the issuance of 3,000,000 shares of restricted stock.
c) Was granted on February 21, 2003 10,000,000 stock options exercisable at $.01 per share.

Sherry L. Wilson (spouse of Mark T, Taggatz) had the following transactions with the Company:
a) Received unpaid compensation aggregating $10,000 as salary payable at September 30, 2004,
b) Received 2,500,000 shares of common stock valued at $0.02 per share or $50,000 for consulting services.

The Company leases space to eFoodsafety.com, a related party in which by Mark Taggatz is the CEO.

8.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

On December 13, 2003, the Company leased 10,000 square feet of a building in North Palm Springs, CA for $4,500 per month. The lease was for a three month term with an option to pay on a month to month basis beginning with the fourth month.

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of the building on a month to month basis for $31,128 per month. The Company has been assigned the lease rights of the other tenants in the building and will collect rents from those tenants. For the period ending September 30, 2004, the Company recorded lease expenses of $58,128 in connection with these leases. The Company has an option to purchase the building for $5.1 million. The largest tenant in the building is eFoodsafety.com. Mark Taggatz, the CEO and President of the Company is also President and CEO of eFoodsafety.com.


9.  OTHER COMPREHENSIVE INCOME (LOSS)
    ---------------------------------

The components of accumulated other comprehensive loss are summarized below.

                                       Change in net       Total
                                       unrealized holding  accumulated other
                                       gains and losses    comprehensive
                                       on investments      income (loss)
                                       ------------------- ------------------
    Balance at September 30, 2003      $               0   $              0
    Current period change                       (230,000)          (230,000)
    Balance at September 30, 2004      $        (230,000)  $       (230,000)

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  SUBSEQUENT EVENTS
     -----------------

On November 5, 2004 Aquentium, Inc. entered into an Exclusive Licensing Agreement of US Patent Application 10/284,748 (the "Licensing Agreement") with Theodore T. Ciotti, an individual who invented a containerized habitable structure, which is the subject matter of the patent application 10/284,748. This housing system incorporates the structural integrity and transportability of modified or purpose-built ISO shipping containers that expand and unfold like "pop-up books" and have the strength, flexibility and durability of structural insulated panel construction. The purpose-built or recycled shipping containers can be transformed into rudimentary homes in the case of disaster. In exchange for the licensing agreement and exclusive right to the URL www.instantvillage.com, the Company issued 200,000 common shares of restricted stock of the Company.

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with, our independent accountant for the years ended September 30, 2003 and 2004.

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

                   ITEM 8B.  OTHER INFORMATION
None.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officer and director is listed below. Our bylaws require three directors who serve until our next annual meeting or until each is replaced by a qualified director. We have two vacancies on our board of directors which we intend to fill at a later date. Our executive officers are appointed by our board of directors and serve at its discretion.

                                                                 Director
Name               Age  Position Held                            Since
---------------   ----- ---------------------------------------- -------------
Mark T. Taggatz    40   President, CEO, Secretary/Treasurer      April 2, 2002
                        and Chairman of the Board

Mark T. Taggatz was appointed Chairman of the Board on April 2, 2002 and he was appointed as President and Chief Executive Officer on April 15, 2002. He assumed the duties of Secretary/Treasurer in May 2003. He is the President of Wall Street Marketing Group, Inc., a public relations and sales and marketing company and he has been with that company since 1997. He has served as President and CEO of eFoodSafety.com since September 27, 2004. Mr. Taggatz formerly was employed in the stock brokerage business as a stockbroker, partner, and president of various brokerage firms.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required. Based upon review of the forms and representations furnished to us during the fiscal year ended September 30, 2004, we believe that our director and president, Mark T. Taggatz, failed to timely file Forms 4 related to thirteen transactions. Sherry L. Wilson, a more than 10% shareholder, failed to timely file Forms 4 related to ten transactions. The Taggatz Family Trust, a more than 10% shareholder, failed to timely file Forms 4 related to two transactions.

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

Audit Committee Financial Expert

We do not have an auditing committee nor an audit committee financial expert.

                 ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

                    SUMMARY COMPENSATION TABLE

                           Annual Compensation       Long Term Compensation
                           --------------------      ----------------------
                                                            Awards
                                                            -------
                                       Other         Securities   All
Name and principal  Fiscal             annual        underlying   other
position            Year   Salary      compensation  options/SARs compensation
------------------  ------ ----------- ------------- ------------ ------------
Mark T. Taggatz      2004  $132,000(1) $ 60,000(2)             0  $       0
President, CEO       2003    60,000(1)        0       10,000,000     12,000(3)
Secretary/Treasurer  2002    30,000(1)        0                0          0
Chairman

     (1)   Represents accrued salary.
     (2)   Represents the value of 3,000,000 common shares on date of issue.
     (3)   Represents the value of 10,000,000 options on date of grant.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

Employment Contracts

We have not entered into any employment contracts with our executive officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS


Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders.

               EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                  (b)                  (c)
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans approved
by security
holders                  0              $    0                    0
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans not
approved by
security
holders               10,000,000           0.01                   0
---------------- ---------------------- ------------------- ---------------
Total                 10,000,000        $  0.01                   0
---------------- ---------------------- ------------------- ---------------

2003 Stock Option Plan. On February 21, 2003 our board of directors approved the 2003 Stock Option Plan. This plan has not been approved by our shareholders. The plan provides for the grant of both incentive stock options pursuant to Section 422 of the Internal Revenue Code and non-qualified stock options. The plan is administered by the full board of directors, which determines the terms of the options granted. The board of directors may amend the plan without the approval of the shareholders, except shareholder approval is required for certain amendments described more fully in the plan.

The exercise price of options under the plan must be equal to the fair market value of the common stock on the date of grant. If the incentive stock option is granted to a person possessing more than 10% of the voting rights of the outstanding common stock, then the exercise price must be no less than 110% of the fair market value of the common stock on the date of grant. The term for each option can be no more than three years. In the event the holder terminates employment with Aquentium, then the option may be exercised during a three-month period after termination and the option terminates after that time period.

Beneficial Owners

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Due to these rules two or more persons may be deemed to be the beneficial owners of the same securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 15,222,403 shares of common stock outstanding as of January 12, 2005, plus any shares which each of the following persons may acquire within 60 days by the exercise of warrants and/or options.



                    CERTAIN BENEFICIAL OWNERS
                    --------------------------

Name and address of                 Number of shares of        Percentage
beneficial owners                   common stock               of class
--------------------------------    ------------------------   -----------
Aries Ventures, Inc.                   1,250,000 (1)                8.1%
28729 Canwood Street, Suite 207
Agoura Hills, CA 91301

Sherry L. Wilson                      15,836,025 (2)               62.8%
29743 Vacation Drive
Canyon Lake, CA 92587

Taggatz Family Trust                  15,501,500 (3)               59.5%
31500 Grape Street, Suite 3401
Lake Elsinore, CA 92532

(1) Includes 1,000,000 shares held by Aries Ventures and 250,000 shares to be issued to Aries Ventures upon the exercise of warrants.
(2) Represents 2,334,525 shares held by Ms. Wilson and 13,501,500 shares owned by her spouse, Mark T. Taggatz.
(3) Represents 1,500,000 shares held by the trust and 13,501,500 shares beneficially owned by its trustee, Mark T. Taggatz.


                            MANAGEMENT
                            ----------

Name and address of                Number of shares           Percentage
beneficial owners                  common stock               of class
--------------------------------   ------------------------   -----------
Mark T. Taggatz                    17,336,025 (4)             68.7%
31500 Grape Street, Suite 3401
Lake Elsinore, CA 92532

(4) Represents 3,501,500 shares and options to purchase 10,000,000 shares owned by Mr. Taggatz; includes 2,334,525 shares held by his spouse; and 1,500,000 shares held by the Taggatz Family Trust.

Changes in Control

On January 12, 2005 the board of directors authorized the creation of a voting preferred stock to be issued to Mark T. Taggatz in consideration for his services to the company. The voting preferred stock will have a preference that entitles Mr. Taggatz to have a vote equal to 52% of the issued and outstanding of the common stock. Management intends to file the certificate of designation of rights and preferences with the state of Delaware within the next 60 days.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

Until May 1, 2003, our board of directors was comprised of two directors, Mark
T. Taggatz and Sherry L. Wilson, who are married. Ms. Wilson resigned on May 1, 2003, leaving Mr. Taggatz as the only director. Therefore, these transactions between Aquentium and our present and former officers have been negotiated between related parties without "arms length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

During the 2004 year Mr. Taggatz advanced $103,195 to Aquentium and its subsidiaries. These advances were not formalized agreements with established interest rates. During the 2003 year Mr. Taggatz advanced an $30,150 to Aquentium and during the 2002 year he advanced $7,500.

Mr. Taggatz received compensation of $132,000 for unpaid salary for the 2004 year and we issued 3,000,000 shares valued at $60,000 to him during the 2004 year as compensation for accrued compensation from 2003. On February 21, 2003, our board of directors authorized the grant of options to purchase 10,000,000 common shares to Mark T. Taggatz in consideration for his services as President. The options have an exercise price of $0.01 and expire February 21, 2006.

During the 2004 year Ms. Wilson received unpaid compensation of $10,000 as salary for the 2004 year. On February 24, 2003, our board of directors authorized the issuance of 2,000,000 common shares to Ms. Wilson in consideration for services rendered on our behalf valued at approximately $40,000.

Mr. Taggatz is the President and CEO of eFoodsafety.com and Aquentium leases 40,000 square feet of space in the North Palm Springs property to eFoodsafety.com. The lease is $32,000 per month and management believes the terms of this lease are fair based on the market value of the lease.

                        ITEM 13.  EXHIBITS

2.1 Share Purchase Agreement between WaterPur International, Inc. and Aquentium-Nevada, dated April 2, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, as amended, filed on February 13, 2003)
2.2 Share Purchase Agreement between USA Public Auction, Inc. and Aquentium, dated August 6, 2002 (Incorporated by reference to exhibit 2.3 for Form 10-KSB, as amended, filed on February 13, 2003)
2.3 Exchange agreement between Canby Group, Inc. and Aquentium, dated September 9, 2002 (Incorporated by reference to exhibit 2.4 for Form 10-KSB, as amended, filed on February 13, 2003)
2.4 Agreement for the Exchange of Common Stock between Aquentium and Charis Energy Development, Inc., dated December 5, 2003 (Incorporated by reference to exhibit 2.1 to Form 8-K filed December 22, 2003)
2.5 Agreement for the Exchange of Common Stock between Aquentium and Environmental Waste Management, Inc., dated January 6, 2004 (Incorporated by reference to exhibit 2.1 to Form 8-K filed February 2, 2004)
3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)
3.2 Restated by-laws of Aquentium (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed on February 13, 2003)
10.1 Share Agreement between Aquentium-Nevada and Aries Ventures, Inc., dated April 2, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, as amended, filed on February 13, 2003)
10.2 2003 Stock Option Plan (Incorporated by reference to exhibit 10.2 for Form 10-KSB, as amended, filed on December 29, 2003)
10.3 Lease agreement between Aquentium and Tennant Desert Properties, LLC, dated December 19, 2003 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed December 29, 2003)
10.4 Exclusive Licensing Agreement of US Patent Application 10/284,748 between Aquentium and Thomas Ciotti, dated November 5, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K, filed November 17, 2004)
21.1 Subsidiaries of Aquentium
31.1 Chief Executive Officer Certification
31.2 Principal Financial Officer Certification
32.1 Section 1350 Certification


         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - Our independent auditor, George Brenner, Certified Public Accountant, has billed an aggregate of $10,000 for the 2003 year and $13,020 for the 2004 year for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Our independent auditor has not billed us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

                            SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AQUENTIUM, INC.


                                      /s/ Mark T. Taggatz
Date: January 13, 2005            By: _______________________________________
                                      Mark T. Taggatz
                                      President

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                  /s/ Mark T. Taggatz
Date: January 13, 2005            ___________________________________________
                                  Mark T. Taggatz,
                                  Chairman of the Board, President,
                                  Chief Executive Officer,
                                  Secretary/Treasurer,
                                  Principal Financial Officer
                                  Principal Accounting Officer