Form 10QSB
period 2004-12-31
AQUENTIUM INC
filed 2005-03-03
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2004

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [_]

As of February 8, 2005, Aquentium, Inc. had 15,772,403 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [_]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis..............................15

Item 3.  Controls and Procedures...........................................18

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..........................................................19

Signatures.................................................................20



                 _______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended December 31, 2003 and 2004, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended December 31, 2004, are not necessarily indicative of results to be expected for any subsequent period.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004
                           (UNAUDITED)


                        TABLE OF CONTENTS



Consolidated Balance Sheet as of December 31, 2004........................4

Consolidated Statements of Operations for the three months
ended December 31, 2003 and 2004, and from inception through
December 31, 2004.........................................................5

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
for the periods from inception through December 31, 2004..................6

Consolidated Statements of Cash Flows for the three months
ended December 31, 2003 and 2004, and from inception through
December 31, 2004.........................................................7

Notes to Consolidated Financial Statements..............................8-14

                AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 2004


                              ASSETS

                                                 December 31,  September 30,
                                                     2004          2004
                                                 ------------- -------------
                                                 (unaudited)

Current Assets
   Cash                                          $     18,498  $     20,530
   Accounts Receivable                                    871           871
   Prepaid Expense                                        103           103
                                                 ------------- -------------
   Total Current Assets                                19,472        21,504

INVESTMENTS                                           630,000       420,000

INTANGIBLE ASSETS                                       4,000             -
                                                 ------------- -------------

   TOTAL ASSETS                                  $    653,472  $    441,504
                                                 ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Account Payable                                $        907  $          -
  Loans Payable - Other                                 1,100         1,100
  Officer/Stockholder Advance                         103,195       103,195
  Salaries Payable - Related Parties                  292,000       232,000
                                                 ------------- -------------

  TOTAL LIABILITIES                                   397,202       336,295
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

  Preferred stock ($0.00001 par value)
    10,000,000 shares authorized;
    0 issued and outstanding                                -             -
  Common stock ($0.005 par value)
    100,000,000 shares authorized;
    14,480,154 and 14,680,154 issued
    and outstanding at December 31, 2004
    and September 30, 2004, respectively               73,401        72,401
  Additional Paid In Capital                          196,582       193,582
  Other Comprehensive Income (Loss)                   (20,000)     (230,000)
  Retained Earnings                                     6,287        69,226
                                                 ------------- -------------

  TOTAL STOCKHOLDERS' EQUITY                          256,270       105,209
                                                 ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    653,472  $    441,504
                                                 ============= =============


   See Accompanying Notes to Consolidated Financial Statements

                AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                                  From
                                                                  Inception
                                                                  April 30,
                                         For the three months     2001 to
                                          Ended December 31,      Dec. 31,
                                           2003         2004      2004
                                      ------------- ------------- ------------
REVENUE
  Miscellaneous                       $          -  $    147,479  $   232,960
                                      ------------- ------------- ------------
OPERATING EXPENSES
  Salaries                                  36,000        60,000      358,400
  Rental expense                                 -        93,385      151,513
  Professional Fees                          7,389         9,842       88,216
  Stock Options Compensation                     -             -      100,000
  Common Stock Issued for Services               -             -       73,340
  Impairment Expense                             -             -        3,638
  Other                                      9,414        47,191       96,566
                                      ------------- ------------- ------------
                                            52,803       210,418      871,673
                                      ------------- ------------- ------------

NET OPERATING LOSS                         (52,803)      (62,939)    (637,806)

Gain on sale of Business                   645,000             -      645,000
                                      ------------- ------------- ------------

NET INCOME (LOSS) BEFORE TAXES             592,197       (62,939)       6,287

PROVISION FOR INCOME TAXES
  Federal                                        -             -            -
  State                                          -             -            -
                                      ------------- ------------- ------------

NET LOSS                              $    592,197  $    (62,939) $     6,287
                                      ============= ============= ============

Basic income (loss) per common share  $       0.06  $       0.00
                                      ============= =============
Basic weighted average common
 shares outstanding                      9,170,679    14,604,067
                                      ============= =============
Fully diluted income (loss) per
 common share                         $       0.06  $       0.00
                                      ============= =============
Fully diluted weighted average
 common shares outstanding               9,170,679    24,604,067
                                      ============= =============




   See Accompanying Notes to Consolidated Financial Statements



                AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
    FROM INCEPTION (APRIL 30, 2001) THROUGH DECEMBER 31, 2004
                           (Unaudited)



                                                                               Retained    Other       Stockholders'
                         Preferred               Common            Paid-In     Earnings  Comprehensive  Equity/
                       Shares   Amount    Shares         Amount    Capital     (Deficit)   Income       (Deficit)
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
Founder's capital
 contribution               -   $    -            -  $        -  $       500  $        -  $          -  $        500
Capital contributed,
 office space               -        -            -           -        3,000           -             -         3,000
Common stock issued
 for reverse merger         -        -    4,000,000      20,000      (20,000)          -             -             -
Preferred stock
 converted                  -        -    1,000,000       5,000       (5,000)          -             -             -
Common stock retained
 by shareholders April,
 2002 for the acquisition
 of Aquentium, Delaware
 valued at par value
 per share                  -        -       76,014         380         (380)          -             -             -
Stock for services          -        -      500,000       2,500        7,500           -             -        10,000
Acquisitions of
 subsidiaries               -        -      900,000       4,500       13,500           -             -        18,000
Net (Loss) for the
 period of April 30,
 2001 through September
 30, 2002                   -        -            -           -            -     (61,987)            -       (61,987)
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
                            -        -    6,476,014      32,380         (880)    (61,987)            -       (30,487)
Stock options
 compensation               -        -            -           -      100,000           -             -       100,000
Stock for services          -        -    2,160,000      10,800       32,400           -             -        43,200
Acquisition of
 subsidiaries               -        -      250,000       1,250        3,750           -             -         5,000
Debt settlement             -        -        2,000          10           30           -             -            40
Capital contributed,
 office space               -        -            -           -        3,000           -             -         3,000
Net (Loss) for the
 year ended
 September 30, 2003         -        -            -           -            -    (259,910)            -      (259,910)
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
                            -        -    8,888,014      44,440      138,300    (321,897)            -      (139,157)
Acquisition of
 Subsidiaries               -        -    2,080,000      10,400      (10,400)          -             -             -
Lease deposit               -        -        5,140          26           77           -             -           103
Stock for services          -        -    1,007,000       5,035       15,105           -             -        20,140
Rescission of 2002
 Acquisition                -        -     (500,000)     (2,500)       2,500           -             -             -
Officer compensation        -        -    3,000,000      15,000       45,000           -             -        60,000
Capital contributed,
 office space               -        -            -           -        3,000           -             -         3,000
Net Income for the
 year ended
 September 30, 2004         -        -            -           -            -     391,123             -             -
Other comprehensive income:
Unrealized loss on stock    -        -            -           -            -                  (230,000)            -
Comprehensive income        -        -            -           -            -           -             -       161,123
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
                            -        -   14,480,154      72,401      193,582      69,226      (230,000)      105,209
Issuance of stock for
 patent                     -        -      200,000       1,000        3,000           -             -         4,000
Net (loss) for the
 three months ended
 December 31, 2004          -        -            -           -            -     (62,939)            -             -
Other Comprehensive income:
Unrealized gain on stock    -        -            -           -            -           -       210,000             -
Comprehensive income        -        -            -           -            -           -             -       147,061
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
                            -  $     -   14,480,154  $   73,401  $   196,582  $    6,287  $    (20,000) $    256,270
                      ======== ======== ============ =========== ============ =========== ============= =============



           See Accompanying Notes to Consolidated Financial Statements.

                                        6


                    AQUENTIUM, INC. AND SUBSIDIARIES
                      (A DEVELOPMENT-STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                                                 From
                                                                                 Inception
                                                                                 April 30,
                                                         For the three months    2001
                                                          Ended December 31,     to Dec. 31,
                                                          2003         2004      2004
                                                      ------------- ------------ -------------
Cash Flows from Operations
Net Income (Loss)                                     $    592,197  $   (62,939) $      6,287
Gain on exchange of stock                                 (645,000)           -      (645,000)
Adjustments To Reconcile Net Loss
 To Net Cash Used by Operating Activities:
    Stock Options Compensation                                   -            -       100,000
    Stock Issued for Service                                     -            -       133,380
    Impairment Expense                                           -            -         3,638
    Accounts Receivable                                          -            -          (871)
    Accounts Payable                                            89          907       (14,173)
    Salaries Payable                                        36,000       60,000       292,000
                                                      ------------- ------------ -------------
Net Cash (Used) in Operating Activities                    (16,714)      (2,032)     (124,739)
                                                      ------------- ------------ -------------
Cash Flows From Investing Activities
    Disposition of Subsidiary                                    -            -        15,080
    Write Off - Subsidiary Investment                            -            -         9,900
                                                      ------------- ------------ -------------
                                                                 -            -        24,980
                                                      ------------- ------------ -------------
Cash Flows From Financing Activities
    Cash Acquired - Acquisitions                                 -            -         4,462
    Loan Payable, Other                                          -            -         1,100
    Advance - Stockholder/Officer                           15,500            -       103,195
    Capital Contributed - Founder                                -            -           500
    Capital Contributed - Office Space                         750            -         9,000
                                                      ------------- ------------ -------------
                                                            16,250            -       118,257
                                                      ------------- ------------ -------------
Net Increase (Decrease) in Cash                               (464)      (2,032)       18,498
Cash - Beginning of Period                                   2,320       20,530             -
                                                      ------------- ------------ -------------
Cash - End of Period                                  $      1,856  $    18,498  $     18,498
                                                      ============= ============ =============

Non-Monetary Transactions:
    Issue of stock for services                       $          -  $         -  $     73,340
    Issue of 2,000 shares of stock for debt settlement          40            -            40
    2,150,000 common shares issued for acquisitions
     at $0.02 per share                                     20,000            -        23,000
    Issue of 5,140 shares of stock for lease deposit
     at 0.02 per share                                         103            -           105
    Issue of stock for salary                                    -            -        60,000
    Issue stock for patent pending                               -        4,000         4,000
Income Taxes Paid                                     $          -  $         -  $          -
Interest Paid                                         $          -  $         -  $          -


       See Accompanying Notes to Consolidated Financial Statements


                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

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

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2004 included in our Annual Report on Form 10-K, filed on January 8, 2005. Certain reclassifications were made to conform to the current period presentation.

2.  BUSINESS AND HISTORY
    --------------------

A.  Business
    --------
Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 2 D "Development Stage Company"). Its holdings include a public relations and consulting service and an early-stage entertainment division that develops and licenses products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), the design and development of solar panels, (Charis Energy Development, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.). All the above companies were inactive during fiscal year ending September 30, 2004 and three months ended December 31, 2004, however, See Note 2A, "Acquisitions and Dispositions".

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

2.  BUSINESS AND HISTORY (continued)
    --------------------------------

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
    ------------------------------------------------------

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

In March 2004, Aquentium entered into 50/50 joint venture. Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture, market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years. As of December 31, 2004, the joint venture has not entered into any formal agreements.

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

G.  Loss Per Share
    --------------
Warrants and stock options have not been included in the December 31, 2003 computation of loss per share because their inclusion would be anti-dulitive.

H.  Long-lived Assets
    -----------------
Management periodically evaluates the carrying value of its long-lived assets, the patent pending for the conversion of containers to housing, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized by writing down the asset's carrying value to its fair value based on the present value of the discounted cash flows of the asset or other relevant measures. If the patent is accepted, the patent will be amortized over the 17 year patent life, subject to the above annual review process. Management believes no material impairment in the value of long-lived assets exists at December 31, 2004.

4.  STOCKHOLDERS' EQUITY
    --------------------

The unrestricted 1,000,000 common shares owned by Aries had anti-dilution protection. The anti-dilution protection was applicable provided that the aggregate market value of Aquentium's common stock and all spin-offs common stock owned by Aries is less than $12,000,000 and Aries owned less than 10% of the outstanding shares. At December 31, 2003, Aries owned 10.1% of the outstanding shares of the Company. The anti-dilution provisions expired as of December 31, 2003.

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


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

                                        Year Ended
                                         9/30/2003
                                       -------------

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


6.   DEFERRED INCOME TAXES
     ---------------------

Because of ownership changes, a portion of Aquentium, Delaware's net operating losses (NOL) will not qualify as carry forwards under the Internal Revenue Code. The Company provided a valuation allowance for any remaining net operation loss, as it is presently unable to conclude that it is more likely than not that the net operating losses will be used.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


6.   DEFERRED INCOME TAXES (continued)
     --------------------------------

The deferred tax adjustments are comprised of stock options compensation ($100,000), stock for service expense ($73,340) and officers' salaries accrued but not paid $292,000 and an unrealized gain on the exchange of stock ($645,000) aggregating $(179,660). The net operating loss (NOL) carry forwards expire in years from 2022 to 2024.

Because of the uncertainty if the above deferred assets will be used a 100% valuation reserve has been recorded.

7.   RELATED PARTIES TRANSACTIONS
     ----------------------------

Mart T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:
a) Advanced $103,195 to the Company and affiliates through September 30, 2004.
b) Received unpaid compensation of $222,000 as salary payable at September 30, 2004, with $60,000 of deferred compensation satisfied by the issuance of 3,000,000 shares of restricted stock. Received unpaid compensation of $60,000 for the three months ended December 31, 2004.
c) Was granted on February 21, 2003 10,000,000 stock options exercisable at $.01 per share.

Sherry L. Wilson (spouse of Mark T, Taggatz) had the following transactions with the Company:
a) Received unpaid compensation aggregating $10,000 as salary payable at September 30, 2004,
b)   Received 2,000,000 shares of common stock valued at $0.02 per share or
     $40,000 for consulting services.   Also, 500,000 shares of common stock
     valued at $0.02 per share were issued for reimbursement of expenses paid on behalf of the Company.

The Company leases space to eFoodsafety.com, a related party in which by Mark Taggatz is the CEO.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

8.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

On December 13, 2003, the Company leased 10,000 square feet of a building in North Palm Springs, CA for $4,500 per month. The lease was for a three month term with an option to pay on a month to month basis beginning with the fourth month.

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of the building on a monthly basis for $31,128 plus taxes, insurance, landscaping and utilities. The Company has been assigned the lease rights of the other tenants in the building and will collect rents from those tenants. For the period ending December 31, 2004, the Company recorded lease expenses of $93,385 in connection with these leases. The Company has an option to purchase the building for $5.1 million. The largest tenant in the building is eFoodsafety.com. Mark Taggatz, the CEO and President of the Company is also President and CEO of eFoodsafety.com.

9.   OTHER COMPREHENSIVE INCOME (LOSS)
     ---------------------------------

The components of accumulated other comprehensive loss are summarized below.



                                        Change in net       Total
                                        unrealized holding  accumulated other
                                        gains and losses    comprehensive
                                        on investments      income (loss)
                                        ------------------  -----------------
     Balance at September 30, 2003      $            0      $            0
     Current period change                    (230,000)           (230,000)
                                        ------------------  -----------------
     Balance at September 30, 2004      $     (230,000)     $     (230,000)
     Current period change                     210,000             210,000
                                        ------------------  -----------------

     Balance at December 31, 2004       $      (20,000)     $      (20,000)
                                        ==================  =================

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

We are a development stage with limited revenues and negative working capital of $377,730 at December 31, 2004. Based upon these factors our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern. Historically, we have relied on capital contributions from management and sales of our common stock to pay for costs, services, operating leases and our acquisitions. Our plan is to continue to seek funding for development of our subsidiaries and to acquire business opportunities with profitable operations or with the potential to develop profitable operations in the short term.

We have four wholly-owned subsidiaries that are development stage companies:
..    Charis Energy Development, Inc. owns worldwide manufacturing and marketing rights to a new type of non-silicone solar energy panel.
..    Environmental Waste Management, Inc.'s business plan is to enter into joint venture relationships with small recycling companies to recycle Styrofoam, plastics and other materials.
..    USA Public Auction, Inc., has developed proprietary software that allows new and used car dealers to have a fully operational, live, online auction web site. Its software has the potential to bring customers and leads to car dealers.
..    Canby Group, Inc. is a public relations development stage company structured with two divisions: Phillips P.R. Review, the public relations firm, and an early stage entertainment division.

In March 2004, Aquentium entered into a 50/50 joint venture with Mr. Chak Cheuk Kau, an individual. Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture, market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years. As of the date of this filing, this joint venture has projects in negotiations, but we cannot assure that these negotiations will result in formal agreements.

In November 2004 we acquired the exclusive worldwide manufacturing and marketing rights for a patent related to a containerized habitable structure that can be transformed into rudimentary homes in the case of disaster. We intend to fund two prototype model units within the next twelve months, estimated to cost approximately $30,000 each. Management intends to seek federal and state grants to establish manufacturing facilities for the production of the disaster-relief housing and structures.

Our main challenge for the foreseeable future is to obtain funding to develop the operations of our subsidiaries. All of our subsidiaries have minimal operations or are inactive due to lack of funding. As of the date of this filing we have not finalized agreements for additional funding for any subsidiary. Our success in obtaining funding will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us. If we are unable to obtain financing, we will not be able to develop the business plans of our subsidiaries.

Liquidity and Capital Resources

We cannot satisfy our cash requirements and will need to raise capital externally during the next twelve months. As of the three month period ended December 31, 2004 (the "2005 first quarter") we had $18,498 cash on hand and total assets of $653,472. Revenues for the 2005 first quarter were primarily from leasing space in a manufacturing facility that we lease in Palm Springs, California. Our operating expenses are primarily related to salaries, rental expense, professional fees and other expense. Net cash used by operating activities was $16,714 for the three month period ended December 31, 2003 (the "2004 first quarter") compared to net cash used by operating activities of $2,032 for the 2005 first quarter. Historically, we have funded our operations primarily through revenues from leases, capital contributions from related parties, and by the issuance of our common stock for acquisitions and services.

Financing

Management anticipates net losses to continue in the foreseeable future and there can be no assurance that future revenues, if any, will be adequate to absorb operation and other expense. We recorded net cash from financing activities of $16,250 during the 2004 first quarter; but did not record cash flows from financing activities during the 2005 first quarter. The 2004 first quarter financing activities were primarily advances from related parties and capital contributions of office space.

We expect that any additional capital will likely be provided by future advances from related parties or private placements of our common stock. Mark
T. Taggatz, our CEO, has advance funds to us in the past and we anticipate that he or our stockholders may provide future advances. However, we have not entered into written agreements with these persons and, therefore, these persons are not obligated to provide advances.

If we decide to complete a private placement of stock, then we will likely rely on exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our common stock. We also note that if we issue more shares of our common stock then our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingencies

Our commitments consist of a monthly lease and total current liabilities. We lease an 84,772 square-foot manufacturing building on a monthly basis for $31,128 per month. The lease rights of the other tenants in the building have been assigned to us and we collect the rents. The major tenant in the building is a related party, eFoodsafety.com. Our President, Mark T. Taggatz, is the CEO of that company. For the 2005 first quarter we recorded rental expense of $93,385 and recorded miscellaneous revenue of $147,479 primarily related to the lease of this manufacturing facility.

Our total current liabilities at December 31, 2004 were $397,202 and included $292,000 of accrued salaries and $103,195 owed to Mr. Taggatz for advances.
We are unable to satisfy these obligations with cash on hand or with revenues. We may repay these obligations with cash, when available, or we may convert them into common stock.

     Aries Ventures Agreement

On April 2, 2002, Aquentium entered into an agreement to satisfy outstanding debts and claims that Aries Ventures, Inc., a Nevada corporation, held against WaterPur International. Aries Ventures held preferred stock it had purchased from WaterPur International in 1997 and had not converted. Aries Ventures agreed to convert the preferred shares it held for 1,000,000 shares of Aquentium common stock and warrants to purchase another 250,000 shares at an exercise price of $1.00.

Pursuant to the agreement, Aries Ventures agreed to a lock-up/leak-out arrangement which limited the number of shares Aries Ventures could sell into the public market to 250,000 shares per quarter, cumulatively, for the 2002 calendar year. We also provided anti-dilution protection for the 1,000,000 shares with adjustment determinations on December 31, 2002 and 2003. As of the date of this filing the lock-up/leak-out and antidilution provisions have expired.

The warrants granted pursuant to this agreement have a three year term, expiring in April 2005. The warrant provides for a cashless exercise that allows Aries Ventures to return a sufficient number of Aquentium shares to pay the exercise price of the warrants. The warrants have standard anti-dilution provisions, as well as unlimited piggy back registration rights. In addition, the warrants are subject to a recall provision. If Aquentium applies for listing and receives written approval for listing on the American Stock Exchange or the NASDAQ Small Cap or National Market System during the three year exercise period of the warrants, then Aquentium will have the right to call, with 30-day written notice, any remaining outstanding warrants for an exercise price of $0.01 per warrant. Aries Ventures will have a 20-day period to exercise the warrants after the written notice is received.

Results of Operations

Our fiscal year ends September 30 and the following discussions are based on the consolidated operations of Aquentium for the three month periods ended December 31, 2003 and 2004. These discussions should be read in conjunction with our financial statements included in this report at Part I, Item 1, above.


   Summary Comparison of 2004 and 2005 First Quarter Operations
  --------------------------------------------------------------

                                      Three months ended  Three months ended
                                      December 31, 2003   December 31, 2004
                                      ------------------- -------------------
Revenues, miscellaneous               $                   $          147,479

Total operating expenses                          52,803             210,418

Net operating loss                               (52,803)            (62,939)

Gain on sale of business                         645,000

Net earnings (loss)                              592,197             (62,939)

Net earnings (loss) per share         $             0.06   $            0.00


We did not record revenues for the 2004 first quarter. For the 2005 first quarter we recorded miscellaneous revenues primarily from lease payments from tenants of the manufacturing facility we lease.

Total operating expenses for the 2004 first quarter were related to salaries of $36,000, professional fees of $7,389 and other expense of $9,414. For the 2005 first quarter our total operating expenses were related to salaries of $60,000, rental expense of $93,385, other expense of $47,191 and professional fees of $9,842. As a result of our expenses, we recorded a net operating loss for both the 2004 and 2005 first quarters.

For the 2004 first quarter, we recognized a gain of $645,000 from the sale of Food Safe, Inc. in October 2003. Due to the gain on the sale of this subsidiary we recorded net earnings of $592,197 for the 2004 first quarter compared to a net loss of $62,939 for the 2005 first quarter.

Factors Affecting Future Performance

     We need additional external capital and may be unable to raise it.

Based on our current plan we believe we may require at least $1 to $2 million additional financing within the next twelve months to develop our subsidiaries' operations. Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans. If we borrow funds, we could be forced to use a large portion of our future revenues to repay principal and interest on those loans. If we issue our securities for capital, the interests of our shareholders will be diluted.

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

As of the date of this filing, we have one director and officer and he has other business interests to which he currently devotes his attention, which include his primary employment and management of other companies. He may be expected to continue to devote his attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to Aquentium.

Off-balance Sheet Arrangements

     None.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of our principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In December 2004 we engaged a new accounting firm to prepare our annual
financial statements for auditor review.   This change in accounting services
delayed the filing of our annual report on Form 10-KSB until January. Mr. Taggatz has determined that there were no other significant deficiencies in our disclosure controls and procedures as of the end of the period covered by this report. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

31.1   Chief Executive Officer Certification
31.2   Principal Financial Officer Certification
32.1   Section 1350 Certification

Part II  Exhibits

2.1 Share Purchase Agreement between WaterPur International, Inc. and Aquentium-Nevada, dated April 2, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, as amended, filed on February 13, 2003)
2.2 Share Purchase Agreement between USA Public Auction, Inc. and Aquentium, dated August 6, 2002 (Incorporated by reference to exhibit
       2.3 for Form 10-KSB, as amended, filed on February 13, 2003)
2.3 Exchange agreement between Canby Group, Inc. and Aquentium, dated September 9, 2002 (Incorporated by reference to exhibit 2.4 for Form 10-KSB, as amended, filed on February 13, 2003)
2.4 Agreement for the Exchange of Common Stock between Aquentium and Charis Energy Development, Inc., dated December 5, 2003 (Incorporated by reference to exhibit 2.1 to Form 8-K filed December 22, 2003)
2.5 Agreement for the Exchange of Common Stock between Aquentium and Environmental Waste Management, Inc., dated January 6, 2004 (Incorporated by reference to exhibit 2.1 to Form 8-K filed February 2,
       2004)
3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)
3.2    Restated by-laws of Aquentium  (Incorporated by reference to exhibit
       3.3 for Form 10-KSB, as amended, filed on February 13, 2003)
10.1 Share Agreement between Aquentium-Nevada and Aries Ventures, Inc., dated April 2, 2002 (Incorporated by reference to exhibit 10.1 for Form 10-KSB, as amended, filed on February 13, 2003)
10.2 2003 Stock Option Plan (Incorporated by reference to exhibit 10.2 for Form 10-KSB, as amended, filed on December 29, 2003)
10.3 Lease agreement between Aquentium and Tennant Desert Properties, LLC, dated December 19, 2003 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed December 29, 2003)
10.4 Exclusive Licensing Agreement of US Patent Application 10/284,748 between Aquentium and Thomas Ciotti, dated November 5, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K, filed November 17, 2004)
21.1 Subsidiaries of Aquentium (Incorporated by reference to exhibit 21.1 for 10-KSB, filed January 13, 2005)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AQUENTIUM, INC.


                                         /s/ Mark T. Taggatz
Date: March 2, 2005                  By: ____________________________________
                                         Mark T. Taggatz
                                         Chairman of the Board, President,
                                         Chief Executive Officer,
                                         Secretary/Treasurer, Principal
                                         Financial and Accounting Officer