Form 10QSB
period 2005-03-31
AQUENTIUM INC
filed 2005-06-07
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2005

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number: 000-23402


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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

As of May 27, 2005, Aquentium, Inc. had 14,722,403 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements................................................2

Item 2.  Management's Discussion and Analysis...............................15

Item 3.  Controls and Procedures............................................18

                    PART II: OTHER INFORMATION

Item 6.  Exhibits...........................................................19

Signatures..................................................................19




                 _______________________________



                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended March 31, 2004 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended March 31, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2005
                           (UNAUDITED)


                        TABLE OF CONTENTS


Consolidated Balance Sheet as of March 31, 2005 and September 30, 2004    4

Consolidated Statements of Operations for the three and six months ended March 31, 2004 and 2005, and from inception through
March 31, 2005                                                            5

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
for the periods from inception through March 31, 2005                     6

Consolidated Statements of Cash Flows for the six months
ended March 31, 2004 and 2005, and from inception through
March 31, 2005                                                            7

Notes to Consolidated Financial Statements                             8-14

                AQUENTIUM, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 2005

                              ASSETS

                                                     March 31,   September 30,
                                                        2005          2004
                                                   ------------- -------------
                                                     (unaudited)   (audited)

Current Assets
  Cash                                             $     62,673  $     20,530
  Accounts Receivable                                       871           871
  Prepaid Expense                                           103           103
                                                   ------------- -------------

  Total Current Assets                                   63,647        21,504

INVESTMENTS                                             471,750       420,000
INTANGIBLE ASSETS                                         4,000             -
                                                   ------------- -------------

  TOTAL ASSETS                                     $    539,397  $    441,504
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Account Payable                                  $        550    $        -
  Loans Payable - Other                                   1,100         1,100
  Advanced Rent                                          32,000             -
  Officer/Stockholder Advance                           103,832       103,195
  Salaries Payable - Related Parties                    352,000       232,000
                                                   ------------- -------------

  TOTAL LIABILITIES                                     489,482       336,295
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Preferred stock ($0.00001 par value)
     10,000,000 shares authorized;
     0 issued and outstanding                                 -             -
  Common stock ($0.005 par value)
     100,000,000 shares authorized;
     14,680,154 and 14,480,154 issued
     and outstanding at March 31, 2005 and
     September 30, 2004, respectively                    73,401        72,401
  Additional paid in capital                            196,582       193,582
  Accumulated other comprehensive income (loss)        (178,250)     (230,000)
  Retained earnings                                     (41,818)       69,226
                                                   ------------- -------------

  TOTAL STOCKHOLDERS' EQUITY                             49,915       105,209
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    539,397  $    441,504
                                                   ============= =============

   See Accompanying Notes to Consolidated Financial Statements






                     AQUENTIUM, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                                     From Inception
                                For the three months       For the six months        April 30, 2001
                                   Ended March 31,            Ended March 31,        to March 31,
                                  2004          2005         2004          2005      2005
                             ------------- ------------- ------------- ------------- --------------
REVENUE
  Rental income              $          -  $    173,039  $          -  $    320,518  $     405,999
                             ------------- ------------- ------------- ------------- --------------

OPERATING EXPENSES
  Salaries                         36,000        60,000        72,000       120,000        418,400
  Occupancy expense                     -       118,329             -       235,712        298,337
  Professional fees                 7,981        29,850        25,370        39,692        118,066
  Stock options compensation            -             -             -             -        100,000
  Common stock issued
     for services                     140             -           140             -         73,340
  Impairment expense                    -             -             -             -          3,638
  Other                            21,371        12,965        20,785        36,158         81,036
                             ------------- ------------- ------------- ------------- --------------
                                   65,492       221,144       118,295       431,562      1,092,817
                             ------------- ------------- ------------- ------------- --------------
NET OPERATING LOSS                (65,492)      (48,105)     (118,295)     (111,044)      (686,818)

Gain on sale of business                -             -       645,000             -        645,000
                             ------------- ------------- ------------- ------------- --------------
NET INCOME (LOSS)
  BEFORE TAXES                    (65,492)      (48,105)      526,705      (111,044)       (41,818)

PROVISION FOR INCOME TAXES
  Federal                               -             -             -             -              -
  State                                 -             -             -             -              -
                             ------------- ------------- ------------- ------------- --------------

NET INCOME (LOSS)            $    (65,492) $    (48,105) $    526,705  $   (111,044) $     (41,818)
                             ============= ============= ============= ============= ==============

Basic income (loss)
 per common share            $      (0.01) $      (0.00) $       0.05  $      (0.01)
                             ============= ============= ============= =============
Basic weighted average
 common shares outstanding     10,576,066    14,641,642     9,869,504    14,680,154
                             ============= ============= ============= =============
Fully diluted income (loss)
 per common share            $        n/a  $        n/a  $       0.03  $        n/a
                             ============= ============= ============= =============
Fully diluted weighted average
 common shares outstanding     20,576,066    24,641,642    19,869,504    24,680,154
                             ============= ============= ============= =============

        See Accompanying Notes to Consolidated Financial Statements





                     AQUENTIUM, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE ENTERPRISE)
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
          FROM INCEPTION (APRIL 30, 2001) THROUGH MARCH 31, 2005
                                (Unaudited)


                                                                               Retained    Other        Stockholders'
                         Preferred               Common            Paid-In     Earnings  Comprehensive  Equity/
                       Shares   Amount    Shares         Amount    Capital     (Deficit)   Income       (Deficit)
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
Founder's capital
 contribution               -   $    -            -  $        -  $       500  $        -  $          -  $        500
Capital contributed,
 office space               -        -            -           -        3,000           -             -         3,000
Common stock issued
 for reverse merger         -        -    4,000,000      20,000      (20,000)          -             -             -
Preferred stock
 converted                  -        -    1,000,000       5,000       (5,000)          -             -             -
Common stock retained
 by shareholders April,
 2002 for the acquisition
 of Aquentium, Delaware
 valued at par value
 per share                  -        -       76,014         380         (380)          -             -             -
Stock for services          -        -      500,000       2,500        7,500           -             -        10,000
Acquisitions of
 subsidiaries               -        -      900,000       4,500       13,500           -             -        18,000
Net (Loss) for the
 period of April 30,
 2001 through September
 30, 2002                   -        -            -           -            -     (61,987)            -       (61,987)
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
Balances, September
 30, 2002                   -        -    6,476,014      32,380         (880)    (61,987)            -       (30,487)
Stock options
 compensation               -        -            -           -      100,000           -             -       100,000
Stock for services          -        -    2,160,000      10,800       32,400           -             -        43,200
Acquisition of
 subsidiaries               -        -      250,000       1,250        3,750           -             -         5,000
Debt settlement             -        -        2,000          10           30           -             -            40
Capital contributed,
 office space               -        -            -           -        3,000           -             -         3,000
Net (Loss) for the
 year ended
 September 30, 2003         -        -            -           -            -    (259,910)            -      (259,910)
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
Balance, September
 30, 2003                   -        -    8,888,014      44,440      138,300    (321,897)            -      (139,157)
Acquisition of
 Subsidiaries               -        -    2,080,000      10,400      (10,400)          -             -             -
Lease deposit               -        -        5,140          26           77           -             -           103
Stock for services          -        -    1,007,000       5,035       15,105           -             -        20,140
Rescission of 2002
 Acquisition                -        -     (500,000)     (2,500)       2,500           -             -             -
Officer compensation        -        -    3,000,000      15,000       45,000           -             -        60,000
Capital contributed,
 office space               -        -            -           -        3,000           -             -         3,000
Net Income for the
 year ended
 September 30, 2004         -        -            -           -            -     391,123             -             -
Other comprehensive income:
Unrealized loss on stock    -        -            -           -            -                  (230,000)            -
Comprehensive income        -        -            -           -            -           -             -       161,123
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
Balance, September
 30, 2004                   -        -   14,480,154      72,401      193,582      69,226      (230,000)      105,209
Issuance of stock for
 patent                     -        -      200,000       1,000        3,000           -             -         4,000
Net (loss) for the
 six months ended
 March 31, 2005             -        -            -           -            -    (111,044)            -             -
Other Comprehensive income:
Unrealized gain on stock    -        -            -           -            -           -        51,750             -
Comprehensive (loss)        -        -            -           -            -           -             -       (59,294)
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
Balance at March 31,
 2005                       -  $     -   14,680,154  $   73,401  $   196,582  $  (41,818) $   (178,250) $     49,915
                      ======== ======== ============ =========== ============ =========== ============= =============



           See Accompanying Notes to Consolidated Financial Statements.




                        AQUENTIUM, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                        From Inception
                                                                For the six months      April 30, 2001
                                                                  Ended March 31,       to March 31,
                                                                 2004         2005      2005
                                                            ------------- ------------- -------------
Cash Flows from Operations
Net income (loss)                                           $    526,705  $   (111,044) $    (41,818)
Gain on exchange of stock                                       (645,000)            -      (645,000)
Adjustments To Reconcile Net Loss
  To Net Cash Used by Operating Activities:
    Stock Options Compensation                                         -             -       100,000
    Stock Issued for Service                                         140             -       133,380
    Impairment Expense                                                 -             -         3,638
    Accounts Receivable                                                -             -          (871)
    Accounts Payable and prepaid revenue                          70,714        32,550        17,470
    Salaries Payable                                                   -       120,000       352,000
                                                            ------------- ------------- -------------
Net Cash (Used) in Operating Activities                          (47,441)       41,506       (81,201)
                                                            ------------- ------------- -------------
Cash Flows From Investing Activities
  Disposition of Subsidiary                                            -             -        15,080
  Write Off - Subsidiary Investment                                    -             -         9,900
                                                            ------------- ------------- -------------
                                                                       -             -        24,980
                                                            ------------- ------------- -------------
Cash Flows From Financing Activities
  Cash Acquired - Acquisitions                                         -             -         4,462
  Loan Payable, Other                                              1,100             -         1,100
  Advance - Stockholder/Officer                                   42,545           637       103,832
  Capital Contributed - Founder                                        -             -           500
  Capital Contributed - Office Space                               1,500             -         9,000
                                                            ------------- ------------- -------------
                                                                  45,145           637       118,894
                                                            ------------- ------------- -------------
Net Increase (Decrease) in Cash                                   (2,296)       42,143        62,673
Cash - Beginning of Period                                         2,320        20,530             -
                                                            ------------- ------------- -------------
Cash - End of Period                                        $         24  $     62,673  $     62,673
                                                            ============= ============= =============
Non-Monetary Transactions:
  Issue of stock for services                               $          -  $          -  $     73,340
  Issue of 2,000 shares of stock for debt settlement                  40             -            40
  2,669,000 common shares issued for acquisitions at
     $0.02 per share                                              31,600             -        23,000
  Issue of 5,140 shares of stock for lease deposit at
     $0.02 per share                                                 103             -           103
  Issue of stock for salary                                            -             -        60,000
  Issue stock for patent pending                                       -         4,000         4,000

Income Taxes Paid                                           $          -  $          -  $          -
Interest Paid                                               $          -  $          -  $          -


               See Accompanying Notes to Consolidated Financial Statements




                 AQUENTIUM, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

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

2.  BUSINESS AND HISTORY
    --------------------

    A.  Business
        --------
        Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 2 D "Development Stage Company"). Its holdings include a public relations and consulting service and an early-stage entertainment division that develops and licenses products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), the design and development of solar panels, (Charis Energy Development, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.). All the above companies were inactive during fiscal year ending September 30, 2004 and three and six months ended March 31, 2005, however, See Note 3A, "Acquisitions and Dispositions".

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    A.  Acquisitions and Dispositions
        -----------------------------
        Subsequent to Aquentium, Delaware acquiring Aquentium, Nevada, the following acquisitions were made:

        On June 29, 2002, 100% of Fiber Application Systems Technology (FAST) was acquired for 500,000 common shares at $0.02 per share or $10,000. The Company acquired cash of $4,363, organization costs of $10,817 (written off) and accounts payable of $15,080 for a net asset value $100 resulting in goodwill of $9,900. The 500,000 common shares were subsequently cancelled.

        On March 12, 2003 FAST was disposed of for 500,000 preferred shares of Alpha Solarco, Inc. a publicly traded company. The preferred shares can be converted into 5,000,000 common shares. Because Alpha Solarco stock is thinly traded no value has been assigned to this transaction. An $817 gain, measured by the accounts payable, cash reduction and $9,900 cost basis, has been recognized. The 500,000 preferred shares were subsequently cancelled.

        On August 9, 2002, 100% of USA Public Auction, Inc. was acquired for 250,000 common shares at $0.02 per share or $5,000. The Company acquired cash of $82 and organization costs of $4,280 (written off) resulting in goodwill of $638.

        On September 9, 2002, 100% of Canby Group, Inc. was acquired for 150,000 common shares at $0.02 per share or $3,000 with no net assets.

        On October 28, 2002 100% of Food Safe, Inc. a Texas corporation was acquired for 250,000 common shares valued at $5,000 in exchange for 100% of its shares. Food Safe was sold on October 29, 2003 to a publicly traded corporation (eFoodSafety.com Inc.). Aquentium received 500,000 (split 3 to 1 on December 8, 2003) restricted shares valued at $650,000 resulting in a gain
of $645,000.   The Company records its investment at a market value discounted at 15% for restricted stock. The $178,250 temporary loss has been recorded as other comprehensive loss and reflected in the Statement of Stockholders' Equity (Deficit).

                 AQUENTIUM, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

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

        In March 2004, Aquentium entered into 50/50 joint venture. Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture, market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years. As of March 31, 2005, the joint venture has not entered into any formal agreements.

    C.  Principles of Consolidation
        ---------------------------
        The consolidated financial statements include the accounts of the Company, Charis Energy Development, Inc. and Environmental Waste Management, Inc. Intercompany transactions, nominal in amount, have been eliminated.

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

    F.  Continuing Existence
        --------------------
        The Company is a Development Stage Enterprise with limited revenues to date and negative working capital. The above financial factors raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

        Management's plans to continue in existence are based on obtaining profitable operations from its recently acquired start-up subsidiaries. There can be no assurance these plans will be successful.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

    G.  Loss Per Share
        --------------
        Warrants and stock options have not been included in the computation of loss per share because their inclusion would be anti-dulitive.

    H.  Long-lived Assets
        -----------------
        Management periodically evaluates the carrying value of its long-lived assets, the patent pending for the conversion of containers to housing, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized by writing down the asset's carrying value to its fair value based on the present value of the discounted cash flows of the asset or other relevant measures. If the patent is accepted, the patent will be amortized over the 17 year patent life, subject to the above annual review process. Management believes no material impairment in the value of long-lived assets exists at March 31, 2005.

    I.  Concentration of Revenues
        -------------------------
        The Company receives revenues from several tenants. Approximately 60% of the rental revenue is received by a single tenant, which is a related party by common management (see Note 8).


4.  STOCKHOLDERS' EQUITY
    --------------------

The unrestricted 1,000,000 common shares owned by Aries (Note 2B) had anti-dilution protection. The anti-dilution protection was applicable provided that the aggregate market value of Aquentium's common stock and all spin-offs common stock owned by Aries is less than $12,000,000 and Aries owned less than 10% of the outstanding shares. At December 31, 2003, Aries owned 10.1% of the outstanding shares of the Company. The anti-dilution provisions expired as of December 31, 2003.

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


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

                                         Year Ended
                                          9/30/2003
                                        --------------
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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


6.  DEFERRED INCOME TAXES (continued)
    ---------------------------------

The deferred tax adjustments are comprised of stock options compensation ($100,000), stock for service expense ($73,340) and officers' salaries accrued but not paid $(352,000) and an unrealized gain on the exchange of stock $645,000 aggregating $(119,660). The net operating loss (NOL) carry forwards expire in years from 2022 to 2024.

Because of the uncertainty if the above deferred assets will be used, a 100% valuation reserve has been recorded.

7.  RELATED PARTIES TRANSACTIONS
    ----------------------------

Mart T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:
a)  Advanced $103,832 to the Company and affiliates through March 31, 2005.
b) Received unpaid compensation of $342,000 as salary payable at March 31, 2005, with $60,000 of deferred compensation satisfied by the issuance of 3,000,000 shares of restricted stock. Received unpaid compensation of $60,000 and $120,000 for the three and six months ended March 31, 2005, respectively,
c) Was granted on February 21, 2003 10,000,000 stock options exercisable at $.01 per share.

Sherry L. Wilson (spouse of Mark T, Taggatz) had the following transactions with the Company:
a) Received unpaid compensation aggregating $10,000 as salary payable at March 31, 2005,
b)  Received 2,000,000 shares of common stock valued at $0.02 per share or
    $40,000 for consulting services.   Also, 500,000 shares of common stock
    valued at $0.02 per share were issued for reimbursement of expenses paid on behalf of the Company.

The Company leases space to eFoodsafety.com, a related party in which by Mark Taggatz is the CEO.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

8.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

On December 13, 2003, the Company leased 10,000 square feet of a building in North Palm Springs, CA for $4,500 per month. The lease was for a three-month term with an option to pay on a month to month basis beginning with the fourth month.

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of the building on a monthly basis for $31,128 plus taxes, insurance, landscaping and utilities. The Company has been assigned the lease rights of the other tenants in the building and will collect rents from those tenants. For the three and six month periods ending March 31, 2005, the Company recorded occupancy expenses of $118,329 and $235,712, respectively, in connection with these leases. The Company has an option to purchase the building for $5.1 million. The largest tenant in the building is eFoodsafety.com. Mark Taggatz, the CEO and President of the Company is also President and CEO of eFoodsafety.com.

9.  OTHER COMPREHENSIVE INCOME (LOSS)
    ---------------------------------

The components of accumulated other comprehensive loss are summarized below.

                                      Change in net        Total
                                      unrealized holding   accumulated other
                                      gains and losses     comprehensive
                                      on investments       income (loss)
                                      -------------------  ------------------
     Balance at September 30, 2003    $               0    $              0
     Current period change                     (230,000)           (230,000)
                                      -------------------  ------------------
     Balance at September 30, 2004    $        (230,000)   $       (230,000)
     Current period change                       51,750              51,750
                                      -------------------  ------------------
     Balance at March 31, 2005        $        (178,250)   $       (178,250)
                                      ===================  ==================

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

We are a holding company in the development stage with limited revenues and negative working capital of $425,835 at March 31, 2005. Based upon these factors our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern unless we find additional funding. Historically, we have relied on capital contributions from management and sales of our common stock to pay for costs, services, operating leases and our acquisitions. Our plan is to continue to seek funding for development of our subsidiaries and to acquire business opportunities with profitable operations or with the potential to develop profitable operations in the short term.

We have four wholly-owned subsidiaries that are development stage companies with minimal operations or are inactive due to lack of funding:
..     Charis Energy Development, Inc. owns worldwide manufacturing and marketing rights to a new type of non-silicone solar energy panel.
..     Environmental Waste Management, Inc.'s business plan is to enter into joint venture relationships with small recycling companies to recycle Styrofoam, plastics and other materials.
..     USA Public Auction, Inc., has developed proprietary software that allows new and used car dealers to have a fully operational, live, online auction web site. Its software has the potential to bring customers and leads to car dealers.
..     Canby Group, Inc. is a public relations development stage company structured with two divisions: Phillips P.R. Review, the public relations firm, and an early stage entertainment division.

In addition to our subsidiaries, in November 2004 Aquentium acquired the exclusive worldwide manufacturing and marketing rights for a patent related to a containerized habitable structure that can be transformed into rudimentary homes in the case of disaster. In May 2005 we were informed that the patent application for this structure was filed. We anticipate that the prototype housing unit will be completed within the next 60 days. These unique retrofitted structures conveniently ship as an intermodal shipping container, which allows quick and easy disbursement in time sensitive disaster situations.

Aquentium also entered into a 50/50 joint venture in March 2004 with Mr. Chak Cheuk Kau, an individual. Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture, market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years. As of the date of this filing, this joint venture has projects in negotiations, but we cannot assure that these negotiations will result in formal agreements.

Our main challenge for the foreseeable future is to obtain funding to develop the operations of our subsidiaries. As of the date of this filing we have not finalized agreements for additional funding for any subsidiary. Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us. If we are unable to obtain financing, we will not be able to develop the business plans of our subsidiaries.

Liquidity and Capital Resources

We cannot satisfy our cash requirements and will need to raise approximately $1 to $2 million in capital during the next twelve months. At March 31, 2005, we had $62,673 cash on hand and total assets of $539,397. Revenues of $320,518 for the six month period ended March 31, 2005 (the "2005 six month period") were primarily from subleasing space in a manufacturing facility that we lease in Palm Springs, California.

Net cash provided by operating activities was $41,506 for the 2005 six month period compared to net cash used by operating activities of $47,441 for the six month period ended March 31, 2004 (the "2004 six month period"). Historically, we have funded our operations primarily through revenues from leases, capital contributions from related parties, and by the issuance of our common stock for acquisitions and services.

Financing

Management anticipates net losses to continue in the foreseeable future and there can be no assurance that future revenues, if any, will be adequate to absorb operation and other expense. We recorded net cash provided from financing activities of $637 during the 2005 six month period compared to net cash provided from financing activities of $45,145 for the six month period ended March 31, 2004 ( the "2004 six month period"). The 2004 six month period financing activities were primarily advances from our President and Chief Executive Officer, Mark T. Taggatz.

We expect that any additional capital will likely be provided by future advances from related parties or private placements of our common stock. Mr. Taggatz has advanced funds to us in the past and we anticipate that he or our stockholders may provide future advances. However, we have not entered into written agreements with these persons and, therefore, these persons are not obligated to provide advances.

If we decide to sell our common stock for additional funding, then we will likely rely on exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our common stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingencies

Our commitments consist of a monthly lease and total current liabilities. We lease an 84,772 square-foot manufacturing building on a monthly basis for $31,128 per month. The lease rights of the other tenants in the building have been assigned to us and we collect the rents. The major tenant in the building is a related party, eFoodSafety.com, Inc. Our President, Mr. Taggatz, is also the Chief Executive Officer of eFoodsafety.com.

Our total current liabilities at March 31, 2005, were $489,482, with $352,000 representing salaries payable to Mr. Taggatz and $103,832 owed to Mr. Taggatz for advances. We are unable to satisfy these obligations with cash on hand or with revenues. We may repay these obligations with cash, when available, or we may convert them into common stock.

In April 2005 our outstanding commitment related to a lock-up/leak-out agreement expired. On April 2, 2002, Aquentium entered into an agreement to satisfy outstanding debts and claims that Aries Ventures, Inc., a Nevada corporation, held against WaterPur International. Aries Ventures held preferred stock it had purchased from WaterPur International in 1997 and had not converted. Aries Ventures agreed to convert the preferred shares it held for 1,000,000 shares of Aquentium common stock and warrants to purchase another 250,000 shares at an exercise price of $1.00. The related lock-up/leak-out agreement included anti-dilution provisions that required Aquentium to issue more shares to Aries Ventures under certain conditions. These anti-dilution provisions expired in December 2003 and the warrants granted under the agreement expired April 2, 2005.

Results of Operations

Our fiscal year ends September 30 and the following discussions are based on the consolidated operations of Aquentium for the three month periods ended March 31, 2004 and 2005 and the six month periods ended March 31, 2004 and 2005. These discussions should be read in conjunction with our financial statements included in this report at Part I, Item 1, above.


  Summary Comparison of 2004 and 2005 Second Quarter Operations
  -------------------------------------------------------------

                    Three months    Three months   Six months     Six months
                       ended           ended         ended          ended
                    Mar. 31, 2004  Mar. 31, 2005  Mar. 31, 2004  Mar. 31, 2005
                    -------------  -------------  -------------  -------------

Rental income       $          -   $    173,039   $          -   $    320,518

Total operating
 expenses                 65,492        221,144        118,295        431,562

Net operating loss       (65,492)       (48,105)      (118,295)      (111,044)

Gain on sale of
 business                      -              -        645,000              -

Net income (loss)        (65,492)       (48,105)       526,705       (111,044)

Basic income (loss)
 per share          $      (0.01)  $       0.00   $       0.05   $      (0.01)


We did not record revenues for the three month period ended March 31, 2004 (the "2004 second quarter"), nor the 2004 six month period. Revenues for the three month period ended March 31, 2005 (the "2005 second quarter") and the 2005 six month period were rental incomes from tenants of the manufacturing facility we lease.

Total operating expenses increased in the 2005 periods compared to the 2004 periods primarily due to occupancy expense related to the rental of the manufacturing facility and increases in salaries and professional fees. As a result of lack of revenues in the 2004 periods and the increased operating expenses in the 2005 periods, we recorded net operating losses for the comparable periods.

The $645,000 gain on the sale of business recorded in the 2004 six month period related to the sale of Food Safe, Inc. We had acquired Food Safe, Inc. in October 2002 and then sold Food Safe to eFoodSafety.com, Inc. in October 2003. We received 500,000 shares of eFoodSafety.com common stock, valued at $650,000 (forward split 3 to 1 on December 8, 2003), in exchange for Food Safe and recorded a gain of $645,000.

Except for the 2004 six month period, we recorded net losses for both the 2004 and 2005 comparable periods.


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

Off-balance Sheet Arrangements

None.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of our principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
He determined that we must institute procedures to ensure our financial information is provided to our accountants in such time as to allow the timely filing of our reports. Mr. Taggatz has determined that there were no other reasonably material deficiencies in our disclosure controls and procedures as of the end of the period covered by this report. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

31.1 Chief Executive Officer Certification
31.2 Principal Financial Officer Certification
32.1 Section 1350 Certification

Part II Exhibits

2.1 Agreement for the Exchange of Common Stock between Aquentium and Charis Energy Development, Inc., dated December 5, 2003 (Incorporated by reference to exhibit 2.1 to Form 8-K filed December 22, 2003)
2.2 Agreement for the Exchange of Common Stock between Aquentium and Environmental Waste Management, Inc., dated January 6, 2004 (Incorporated by reference to exhibit 2.1 to Form 8-K filed February 2, 2004)
3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)
3.2 Restated by-laws of Aquentium (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed on February 13, 2003)
10.1 Lease agreement between Aquentium and Tennant Desert Properties, LLC, dated December 19, 2003 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed December 29, 2003)
10.2 Exclusive Licensing Agreement of US Patent Application 10/284,748 between Aquentium and Thomas Ciotti, dated November 5, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K, filed November 17, 2004)
21.1 Subsidiaries of Aquentium (Incorporated by reference to exhibit 21.1 for 10-KSB, filed January 13, 2005)


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AQUENTIUM, INC.


                                        /s/ Mark T. Taggatz
Date: June 7, 2005                  By: __________________________________
                                        Mark T. Taggatz
                                        Chairman of the Board, President,
                                        Chief Executive Officer,
                                        Secretary/Treasurer,
                                        Principal Financial and Accounting
                                        Officer