Form 10QSB
period 2005-06-30
AQUENTIUM INC
filed 2005-09-19
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2005


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
       ACT OF 1934


                Commission file number: 000-23402


                         AQUENTIUM, INC.
(Exact name of small business issuer as specified in its charter)


       Delaware                                    11-2863244
(State of incorporation)                 (IRS Employer Identification No.)


  31500 Grape Street, Suite 3401, Lake Elsinore, California92532
             (Address of principal executive offices)


                          (951) 244-1988
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

As of August 25, 2005, Aquentium, Inc. had 14,722,403 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis and Plan of Operation........15

Item 3.  Controls and Procedures...........................................18

                    PART II: OTHER INFORMATION

Item 5.  Other Information.................................................18

Item 6.  Exhibits..........................................................19

Signatures.................................................................20




                 _______________________________


                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended June 30, 2004 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended June 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005
                           (UNAUDITED)


                        TABLE OF CONTENTS



Consolidated Balance Sheet as of June 30, 2005 and September 30, 2004     4

Consolidated Statements of Operations for the three and nine months
ended June 30, 2004 and 2005, and from inception through June 30, 2005    5

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
for the periods from inception through June 30, 2005                      6

Consolidated Statements of Cash Flows for the nine months ended
June 30, 2004 and 2005, and from inception through June 30, 2005          7

Notes to Consolidated Financial Statements                                8-14

                AQUENTIUM, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED BALANCE SHEET
                          JUNE 30, 2005

                              ASSETS

                                                     June 30,    September 30,
                                                       2005          2004
                                                   ------------- -------------
                                                    (unaudited)    (audited)

Current Assets
  Cash                                             $     86,445  $     20,530
  Accounts Receivable                                       871           871
  Prepaid Expense                                           103           103
  Other Assets                                           31,540             -
                                                   ------------- -------------

  Total Current Assets                                  118,959        21,504

INVESTMENTS                                             299,625       420,000
FIXED ASSETS, NET                                         6,605             -
INTANGIBLE ASSETS                                         9,000             -
                                                   ------------- -------------

  TOTAL ASSETS                                     $    434,189  $    441,504
                                                   ============= =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Account Payable                                  $      4,910  $          -
  Loans Payable - Other                                   1,500         1,100
  Deposits                                               43,000             -
  Officer/Stockholder Advance                           128,832       103,195
  Salaries Payable - Related Parties                    412,000       232,000
                                                   ------------- -------------

  TOTAL LIABILITIES                                     590,242       336,295
                                                   ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock ($0.00001 par value)
    10,000,000 shares authorized;
    0 issued and outstanding                                  -             -
  Common stock ($0.005 par value)
    100,000,000 shares authorized;
    14,680,154 and 14,480,154 issued
    and outstanding at June 30, 2005 and
    September 30, 2004, respectively                     73,401        72,401
  Additional paid in capital                            196,582       193,582
  Accumulated other comprehensive income (loss)        (350,375)     (230,000)
  Retained earnings                                     (75,661)       69,226
                                                   ------------- -------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (156,053)      105,209
                                                   ------------- -------------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                   $    434,189  $    441,504
                                                   ============= =============


   See Accompanying Notes to Consolidated Financial Statements




                        AQUENTIUM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          For the three months     For the nine months     From Inception
                                             Ended June 30,           Ended June 30,       April 30, 2001
                                            2004         2005        2004          2005    June 30,  2005
                                      ------------ ------------ ------------ ------------- --------------
REVENUE
  Rental income                       $         -  $   191,635  $         -  $    512,152  $     597,634
                                      ------------ ------------ ------------ ------------- --------------
                                                -      191,635            -       512,152        597,634

OPERATING EXPENSES
  Salaries                                 60,000       60,000      132,000       180,000        478,400
  Occupancy expense                             -      122,486            -       358,198        420,823
  Professional fees                         3,797       19,722       29,167        59,414        137,788
  Stock options compensation                    -            -            -             -        100,000
  Common stock issued for services         20,000            -       20,140             -         73,340
  Impairment expense                            -            -            -             -          3,638
  Depreciation                                  -           94            -            94             94
  Other                                     1,729       23,176       22,514        59,333        104,212
                                      ------------ ------------ ------------ ------------- --------------
                                           85,526      225,478      203,821       657,039      1,318,295
                                      ------------ ------------ ------------ ------------- --------------

NET OPERATING LOSS                        (85,526)     (33,843)    (203,821)     (144,887)      (720,661)

Gain on sale of business                       -             -      645,000             -        645,000
                                      ------------ ------------ ------------ ------------- --------------

NET INCOME (LOSS) BEFORE TAXES            (85,526)     (33,843)     441,179      (144,887)       (75,661)

PROVISION FOR INCOME TAXES
 Federal                                        -            -            -             -              -
 State                                          -            -            -             -              -
                                      ------------ ------------ ------------ ------------- --------------

NET INCOME (LOSS)                     $   (85,526) $   (33,843) $   441,179  $   (144,887) $     (75,661)
                                      ============ ============ ============ ============= ==============

Basic income (loss) per common share  $     (0.01) $     (0.00) $      0.04  $      (0.01)
Basic weighted average
  common shares outstanding            12,502,132   14,680,154   10,743,844    14,654,513
Fully diluted income (loss) per
  common share                        $       n/a  $       n/a  $      0.02  $        n/a
Fully diluted weighted average
  common shares outstanding            22,502,132   24,680,154   20,743,844    24,654,513



           See Accompanying Notes to Consolidated Financial Statements




                        AQUENTIUM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FROM INCEPTION (APRIL 30, 2001) THROUGH JUNE 30, 2005
                                   (Unaudited)


                                                                               Retained    Other        Stockholders'
                         Preferred               Common            Paid-In     Earnings  Comprehensive  Equity
                       Shares   Amount     Shares      Amount      Capital     (Deficit)  Income (Loss) (Deficit)
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
Founder's capital
 contribution               -  $     -            -  $        -  $       500  $        -  $          -  $        500
Capital contributed,
 office space               -        -            -           -        3,000           -             -         3,000
Common stock issued
 for reverse merger         -        -    4,000,000      20,000      (20,000)          -             -             -
Preferred stock
 converted                  -        -    1,000,000       5,000       (5,000)          -             -             -
Common stock retained
 by shareholders April,
 2002 for the acquisition
 of Aquentium, Delaware
 valued at par value
 per share                  -        -       76,014         380         (380)          -             -             -
Stock for services          -        -      500,000       2,500        7,500           -             -        10,000
Acquisitions of
 subsidiaries               -        -      900,000       4,500       13,500           -             -        18,000
Net (Loss) for the
 period of April 30,
 2001 through
 September 30, 2002         -        -            -           -            -     (61,987)            -       (61,987)
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
Balances,
 September 30, 2002         -        -    6,476,014      32,380         (880)    (61,987)            -       (30,487)
Stock options
 compensation               -        -            -           -      100,000           -             -       100,000
Stock for services          -        -    2,160,000      10,800       32,400           -             -        43,200
Acquisition of
 subsidiaries               -        -      250,000       1,250        3,750           -             -         5,000
Debt settlement             -        -        2,000          10           30           -             -            40
Capital contributed,
 office space               -        -            -           -        3,000           -             -         3,000
Net (Loss) for the
 year ended
 September 30, 2003         -        -            -           -            -    (259,910)            -      (259,910)
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
Balance,
 September 30, 2003         -        -    8,888,014      44,440      138,300    (321,897)            -      (139,157)
Acquisition of
 Subsidiaries               -        -    2,080,000      10,400      (10,400)          -             -             -
Lease deposit               -        -        5,140          26           77           -             -           103
Stock for services          -        -    1,007,000       5,035       15,105           -             -        20,140
Rescission of 2002
 Acquisition                -        -     (500,000)     (2,500)       2,500           -             -             -
Officer compensation        -        -    3,000,000      15,000       45,000           -             -        60,000
Capital contributed,
 office space               -        -            -           -        3,000           -             -         3,000
Net Income for the
 year ended
 September 30, 2004         -        -            -           -            -     391,123             -             -
Other comprehensive income:
Unrealized loss on stock    -        -            -           -            -                  (230,000)            -
Comprehensive income        -        -            -           -            -           -             -       161,123
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
Balance,
 September 30, 2004         -        -   14,480,154      72,401      193,582      69,226      (230,000)      105,209
Issuance of stock for
 patent                     -        -      200,000       1,000        3,000           -             -         4,000
Net (loss) for the
 nine months ended
 June 30, 2005              -        -            -           -            -    (144,887)            -             -
Other Comprehensive income:
Unrealized loss on stock    -        -            -           -            -           -      (120,375)            -
Comprehensive (loss)        -        -            -           -            -           -             -      (265,262)
                      -------- -------- ------------ ----------- ------------ ----------- ------------- -------------
Balance at
 June 30, 2005              -  $     -   14,680,154  $   73,401  $   196,582  $  (75,661) $   (350,375) $   (156,053)
                      ======== ======== ============ =========== ============ =========== ============= =============



           See Accompanying Notes to Consolidated Financial Statements.




                        AQUENTIUM, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the nine months      From Inception
                                                                    Ended June 30,       April 30, 2001 to
                                                                  2004          2005     June 30, 2005
                                                             ------------- ------------- -----------------
Cash Flows from Operations
Net income (loss)                                            $    441,179  $   (144,887) $        (75,661)
Gain on exchange of stock                                        (645,000)            -          (645,000)
Adjustments To Reconcile Net Loss
 To Net Cash Used by Operating Activities:
  Depreciation                                                          -            94                94
  Stock Options Compensation                                            -             -           100,000
  Stock Issued for Service                                         80,140             -           133,380
  Impairment Expense                                                    -             -             3,638
  Accounts Receivable                                                   -             -              (871)
  Other Assets                                                          -       (31,540)          (31,540)
  Accounts Payable and prepaid revenue                             69,475        47,910            32,830
  Salaries Payable                                                      -       180,000           412,000
                                                             ------------- ------------- -----------------

Net Cash Provided by (Used in) Operating Activities               (54,206)       51,577           (71,130)
                                                             ------------- ------------- -----------------

Cash Flows From Investing Activities
 Purchase of equipment and furniture                                    -        (6,699)           (6,699)
 Purchase of patents                                                    -        (5,000)           (5,000)
 Disposition of Subsidiary                                              -             -            15,080
 Write Off - Subsidiary Investment                                      -             -             9,900
                                                             ------------- ------------- -----------------
                                                                        -       (11,699)           13,281
                                                             ------------- ------------- -----------------
Cash Flows From Financing Activities
 Cash Acquired - Acquisitions                                           -             -             4,462
 Loan Payable, Other                                                1,100           400             1,500
 Advance - Stockholder/Officer                                     54,045        25,637           128,832
 Capital Contributed - Founder                                          -             -               500
 Capital Contributed - Office Space                                 2,250             -             9,000
                                                             ------------- ------------- -----------------
                                                                   57,395        26,037           144,294
                                                             ------------- ------------- -----------------
Net Increase (Decrease) in Cash                                     3,189        65,915            86,445
Cash - Beginning of Period                                          2,320        20,530                 -
                                                             ------------- ------------- -----------------
Cash - End of Period                                         $      5,509  $     86,445  $         86,445
                                                             ============= ============= =================
Non-Monetary Transactions:
 Issue of stock for services                                 $     20,140  $          -  $         73,480
 Issue of 2,000 shares of stock for debt settlement                     -             -                40
 Issue of common shares for acquisitions                                -             -            23,000
 Issue of commmon shares of stock for lease deposit                   103             -               103
 Issue of stock for salary                                         60,000             -            60,000
 Issue stock for patent pending                                         -         4,000             4,000

Income Taxes Paid                                            $          -   $         -  $              -
Interest Paid                                                $          -   $         -  $              -


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

2.  BUSINESS AND HISTORY
    --------------------

    A.  Business
        --------
        Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 3 D "Development Stage Company"). Its holdings include a public relations and consulting service and an early-stage entertainment division that develops and licenses products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), the design and development of solar panels, (Charis Energy Development, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.). All the above companies were inactive during fiscal year ending September 30, 2004 and three and nine months ended June 30, 2005, however, See Note 3A, "Acquisitions and Dispositions".

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

        On March 12, 2003 FAST was disposed of for 500,000 preferred shares of Alpha Solarco, Inc. a publicly traded company. The preferred shares can be converted into 5,000,000 common shares. Because Alpha Solarco stock is thinly traded no value has been assigned to this transaction. An $817 gain, measured by the accounts payable, cash reduction and $9,900 cost basis, has been recognized. In March 2004 the Company rescinded the entire agreement with FAST by canceling its ownership of the preferred shares in Alpha Solarco and canceling the 500,000 shares of the Company's stock issued to originally acquire FAST.

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
    -----------------------------------------------------

On December 8, 2003 Charis Energy Development, Inc. ("Charis") a privately held company was acquired for 1,000,000 restricted shares. As there were no assets or liabilities, the acquisition is treated as a capital transaction instead of a business combination and no goodwill or other intangibles are recognized.

On January 27, 2004 Environmental Waste Management, Inc. ("EWM") a privately
held company was acquired for 1,080,000 restricted shares.   As there were no
assets or liabilities, the acquisition is treated as a capital transaction instead of a business combination and no goodwill or other intangibles are recognized.

In March 2004, Aquentium entered into 50/50 joint venture. Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture, market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years. As of June 30, 2005, the joint venture has not entered into any formal agreements.

    C.  Principles of Consolidation
        ---------------------------
        The consolidated financial statements include the accounts of the
Company, Charis and EWM.   Intercompany transactions, nominal in amount, have
been eliminated. The operations of the subsidiaries are insignificant to the operations as a whole.

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

    H.  Other assets
        ------------
        Other assets are hand dryers and ozone generators. The equipment was purchased to be transferred to a company controlled by a relative of the CEO for the development of ozone sanitizing hand dryers.

    I.  Long-lived Assets
        -----------------
        Management periodically evaluates the carrying value of its long-lived assets, the patent pending for the conversion of containers to housing, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized by writing down the asset's carrying value to its fair value based on the present value of the discounted cash flows of the asset or other relevant measures. If the patent is accepted, the patent will be amortized over the 17 year patent life, subject to the above annual review process. Management believes no material impairment in the value of long-lived assets exists at June 30, 2005.

    J.  Concentration of Revenues
        ---------------------------
        The Company receives revenues from several tenants. Approximately 50% of the rental revenue is received from a single tenant, which is a related party by common management (see Note 8).

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


6.  DEFERRED INCOME TAXES (continued)
    ---------------------------------

The deferred tax adjustments are comprised of stock options compensation ($100,000), stock for service expense ($73,480) and officers' salaries accrued but not paid $(412,000) and an unrealized gain on the exchange of stock $294,625, aggregating $(290,855). The net operating loss (NOL) carry forwards expire in years from 2022 to 2024.

Because of the uncertainty if the above deferred assets will be used, a 100% valuation reserve has been recorded.


7.  RELATED PARTIES TRANSACTIONS
    ----------------------------

Mart T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:
a)  Advanced $103,832 to the Company and affiliates through June 30, 2005.
b) Received unpaid compensation of $402,000 as salary payable at June 30, 2005, with $60,000 of deferred compensation satisfied by the issuance of 3,000,000 shares of restricted stock. Received unpaid compensation of $60,000 and $180,000 for the three and nine months ended June 30, 2005, respectively,
c) Was granted on February 21, 2003 10,000,000 stock options exercisable at $.01 per share.

Sherry L. Wilson (spouse of Mark T, Taggatz) had the following transactions with the Company:
a) Received unpaid compensation aggregating $10,000 as salary payable at June 30, 2005,
b)  Received 2,000,000 shares of common stock valued at $0.02 per share or
    $40,000 for consulting services.   Also, 500,000 shares of common stock
    valued at $0.02 per share were issued for reimbursement of expenses paid on behalf of the Company.

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

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of the building on a monthly basis for $31,128 plus taxes, insurance, landscaping and utilities. The Company has been assigned the lease rights of the other tenants in the building and will collect rents from those tenants. For the three and nine month periods ending June 30, 2005, the Company recorded occupancy expenses of $122,486 and $358,198, respectively, in connection with these leases. The Company has an option to purchase the building for $5.1 million. The largest tenant in the building is eFoodsafety.com. Mark Taggatz, the CEO and President of the Company is also President and CEO of eFoodsafety.com.

9.  OTHER COMPREHENSIVE INCOME (LOSS)
    ---------------------------------

The components of accumulated other comprehensive loss are summarized below.


9.  OTHER COMPREHENSIVE INCOME (LOSS)
    ---------------------------------

The components of accumulated other comprehensive loss are summarized below.


                                         Change in net       Total
                                         unrealized holding  accumulated other
                                         gains and losses    comprehensive
                                         on investments      income (loss)
                                         ------------------- -----------------
    Balance at September 30, 2003        $           -       $          -
    Current period change                     (230,000)          (230,000)
                                         --------------      -------------
    Balance at September 30, 2004        $    (230,000)      $   (230,000)
    Current period change                     (120,375)          (120,375)
                                         --------------      -------------

    Balance at June 30, 2005             $    (350,375)      $   (350,375)
                                         ==============      =============


10. SUBSEQUENT EVENTS
    -----------------

Effective August 11, 2005, Mark Taggatz, CEO and President of the Company resigned from similar positions of eFoodsafety.com. Effective August 1, 2005, eFoodsafety.com and Aquentium agreed to terminate the month-to-month lease with the Company.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are a diversified holding company in the development stage with limited revenues and negative working capital of $471,283 at June 30, 2005. Based upon these factors our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern unless we find additional funding. Historically, we have relied on capital contributions from management and sales of our common stock to pay for costs, services, operating leases and our acquisitions. Our plan is to continue to seek funding for development of our subsidiaries and to acquire business opportunities with profitable operations or with the potential to develop profitable operations in the short term.

We have four wholly-owned subsidiaries that are development stage companies with minimal operations and are inactive due to lack of funding:
..     Charis Energy Development, Inc. owns worldwide manufacturing and marketing rights to a new type of non-silicone solar energy panel.
..     Environmental Waste Management, Inc.'s business plan is to enter into joint venture relationships with small recycling companies to recycle Styrofoam, plastics and other materials.
..     USA Public Auction, Inc., has developed proprietary software that allows new and used car dealers to have a fully operational, live, online auction web site. Its software has the potential to bring customers and leads to car dealers.
..     Canby Group, Inc. is a public relations development stage company structured with two divisions: Phillips P.R. Review, the public relations firm, and an early stage entertainment division.

In addition to our subsidiaries, we hold licensing agreements for various technologies and products. In November 2004 Aquentium acquired the exclusive worldwide manufacturing and marketing rights for a patent related to a containerized habitable structure that can be transformed into rudimentary homes in the case of disaster. These unique retrofitted structures conveniently ship as an intermodal shipping container, which allows quick and easy disbursement in time sensitive disaster situations. We are constructing a prototype housing unit for marketing and intend to form a subsidiary for these operations.

In August 2005 we entered into an exclusive master distributor agreement with Tripax Engineering Co. Pty. Ltd. ("Tripax"), an Australian company, that manufactures and sells food processing equipment (See, Part II, Item 5, below). We will serve as a master distributor of Tripax's salad wash tank and basket centrifugal dewaterer in the North and South American markets. This salad washing equipment has the capability of washing salad components at a rate of one-half to one ton per hour with reduced energy costs.

Our main challenge for the foreseeable future is to obtain funding to develop operations for our marketing/distributor agreements and our subsidiaries. As of the date of this filing we have not finalized agreements for additional funding for any subsidiary or marketing/distributor agreements. Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us. If we are unable to obtain financing, we will not be able to develop the business plans of our subsidiaries.

Liquidity and Capital Resources

We cannot satisfy our cash requirements and historically have funded our operations primarily through revenues from leases, capital contributions from related parties, and by the issuance of our common stock for acquisitions and
services.   Management anticipates that we will need to raise approximately $1 to $2 million during the next twelve months to expand our subsidiaries' operations. At June 30, 2005, we had $86,445 cash on hand and total assets of $434,189. Net cash provided by operating activities was $51,577 for the nine month period ended June 30, 2005 ("2005 nine month period") compared to net cash used by operating activities of $54,206 for the nine month period ended June 30, 2004 (the "2004 nine month period").

Revenue from rental income was $512,152 for the 2005 nine month period and was primarily from subleasing space in a manufacturing facility that we lease in Palm Springs, California. We did not record any revenue for the three and nine month periods ended June 30, 2004. However, rental income will likely decrease during the fourth quarter of 2005 due to the cancellation of eFoodsafety.com's sublease of that property. eFoodsafety.com cancelled its month-to-month lease effective August 1, 2005 and this lease represented approximately 50% of our rental income. Until we replace this tenant we anticipate decreased rental income.

Financing

Management anticipates net losses to continue in the foreseeable future and there can be no assurance that future revenue, if any, will be adequate to absorb operation and other expense. We recorded net cash provided from financing activities of $26,037 during the 2005 nine month period compared to net cash provided from financing activities of $57,395 for the 2004 nine month period. For both the 2004 and 2005 nine month period the financing activities were primarily advances from our President and Chief Executive Officer, Mark
T. Taggatz.

We expect that any additional capital will likely be provided by future advances from related parties or private placements of our common stock. Mr. Taggatz advanced funds to us during prior periods and we anticipate that he or our stockholders may provide future advances. However, we have not entered into written agreements with these persons and, therefore, these persons are not obligated to provide advances.

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

Commitments and Contingencies

Our commitments consist of a monthly lease and total current liabilities. We lease an 84,772 square-foot manufacturing building on a monthly basis for $31,128 per month. The lease rights of the other tenants in the building have been assigned to us and we collect the rents. We recorded occupancy expenses of $122,486 for three month period ended June 30, 2005 (the "2005 third quarter") and occupancy expenses of $358,198 for the 2005 nine month period.

Our total current liabilities at June 30, 2005, were $590,242, with $412,000 representing accrued salaries of $402,000 payable to Mr. Taggatz and $10,000 payable to his wife, Sherry Wilson, and $128,832 owed to Mr.

Taggatz for advances. We are unable to satisfy these obligations with cash on hand or with revenue. We may repay these obligations with cash, when available, or we may convert them into common stock.

Results of Operations

Our fiscal year ends September 30 and the following discussions are based on the consolidated operations of Aquentium for the nine month periods ended June 30, 2004 and 2005 and the three month periods ended June 30, 2004 and 2005. These discussions should be read in conjunction with our financial statements included in this report at Part I, Item 1, above.


Summary Comparison of Three and Nine Month 2004 and 2005 Operations
--------------------------------------------------------------------

                      Nine month    Nine month    Three month    Three month
                      period ended  period ended  period ended   period ended
                      June 30, 2004 June 30, 2005 June 30, 2004  June 30, 2005
                      ------------- ------------- -------------- -------------
Revenue               $          -  $    512,152  $           -  $    191,635

Total operating
 expenses                  203,821       657,039         85,526       225,478

Net operating loss        (203,821)     (144,887)       (85,526)      (33,843)

Gain on sale of
 business                  645,000             -              -             -

Net income (loss)          441,179      (144,887)       (85,526)      (33,843)

Basic income (loss)
 per share            $       0.04  $      (0.01) $       (0.01) $      (0.00)


We did not record revenue for the 2004 nine month period or the three month period ended June 30, 2004 (the "2004 third quarter"). Revenue for the 2005 nine month period and the 2005 third quarter was rental income from tenants of the manufacturing facility we lease.

Total operating expenses increased in the 2005 periods compared to the 2004 periods primarily due to occupancy expense related to the rental of the manufacturing facility, increases in professional fees, and increases in other expense. As a result of lack of revenues in the 2004 periods and the increased operating expenses in the 2005 periods, we recorded net operating losses for the comparable periods.

The $645,000 gain on the sale of business recorded in the 2004 nine month period related to the sale of Food Safe, Inc. We acquired Food Safe, Inc. in October 2002 and then sold Food Safe to eFoodSafety.com, Inc. in October 2003. We received 500,000 shares of eFoodSafety.com common stock, valued at $650,000 (forward split 3-to-1 on December 8, 2003), in exchange for Food Safe and recorded a gain of $645,000. However, the value of these shares has declined resulting in other comprehensive loss of $350,375 as of June 30, 2005. The value of this investment was $299,625 as of June 30, 2005.

Except for the 2004 nine month period, we recorded net losses for both the 2004 and 2005 comparable periods.



Factors Affecting Future Performance

     We need additional external capital and may be unable to raise it.

Based on our current plan we believe we may require at least $1 to $2 million in additional financing within the next twelve months to develop our subsidiaries' operations. Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans. If we borrow funds, we could be forced to use a large portion of our future revenues to repay principal and interest on those loans. If we issue our securities for capital, the interests of our shareholders will be diluted.

     We have entered into ventures in foreign countries and our future revenues, if any, may be affected by the economies of these countries.

We have entered into a joint venture in Hong Kong, China and entered into international distributor agreement with an Australian company. International operations are subject to a number of risks, including, but not limited to, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, greater difficulty or delay in accounts receivable collection, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

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

Off-balance Sheet Arrangements

None.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, who acts in the capacity of principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded, except for the timeliness of our filings, that our disclosure controls and procedures were effective.

Also, he determined that there were no significant changes made in our internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.



                    PART II: OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Tripax Agreement

We entered into an arm's-length distributor agreement, dated August 8, 2005, with Tripax Engineering Co. Pty. Ltd. for a period of one year. Pursuant to this agreement Tripax granted Aquentium the exclusive and non-assignable right to sell its salad wash tank and basket centrifugal dewaterer in North America and South America.

We agreed to provide premises for the display and demonstration of the equipment, and to provide trained sales and technical staff to promote sales of the equipment. We also agreed not to represent or sell competitive products. Tripax agreed to indemnify Aquentium for any patent, copyright or proprietary right claim brought against us related to Tripax's patented equipment. The agreement may be terminated only by a breach of the agreement or if we have a change in control, cease operations, or file a petition for bankruptcy.


ITEM 6. EXHIBITS

Part I Exhibits

31.1 Chief Executive Officer Certification
31.2 Principal Financial Officer Certification
32.1 Section 1350 Certification

Part II Exhibits

2.1 Agreement for the Exchange of Common Stock between Aquentium and Charis Energy Development, Inc., dated December 5, 2003 (Incorporated by reference to exhibit 2.1 to Form 8-K filed December 22, 2003)
2.2 Agreement for the Exchange of Common Stock between Aquentium and Environmental Waste Management, Inc., dated January 6, 2004 (Incorporated by reference to exhibit 2.1 to Form 8-K filed February 2, 2004)
3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)
3.2 Restated by-laws of Aquentium (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed on February 13, 2003)
10.1 Lease agreement between Aquentium and Tennant Desert Properties, LLC, dated December 19, 2003 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed December 29, 2003)
10.2 Exclusive Licensing Agreement of US Patent Application 10/284,748 between Aquentium and Thomas Ciotti, dated November 5, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K, filed November 17, 2004)
10.3 Distributor Agreement between Aquentium and Tripax Engineering Co. Pty. Ltd., dated August 8, 2005.
21.1 Subsidiaries of Aquentium (Incorporated by reference to exhibit 21.1 for 10-KSB, filed January 13, 2005)

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AQUENTIUM, INC.


                                    /s/ Mark T. Taggatz
Date: September 13, 2005        By: _______________________________
                                    Mark T. Taggatz
                                    Chairman of the Board, President,
                                    Chief Executive Officer,
                                    Secretary/Treasurer, Principal
                                    Financial and Accounting Officer