Form 10KSB
period 2005-09-30
AQUENTIUM INC
filed 2006-04-11
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               Commission file number: No. 0-23402

                         AQUENTIUM, INC.
          _____________________________________________
          (Name of small business issuer in its charter)

        Delaware                                  11-2863244
________________________              ____________________________________
(State of incorporation)              (I.R.S. Employer Identification No.)

19125 North Indian Avenue, P.O. Box 580943,
      North Palm Springs, California                92258
____________________________________________      __________
(Address of principal executive offices)          (Zip code)

Issuer's telephone number:  (760) 329-4139
                            _______________

31500 Grape Street, Suite 3401, Lake Elsinore, California 92532
________________________________________________________________
(Former address)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State issuer's revenue for its most recent fiscal year:   $639,051

As of September 30, 2005, the registrant had 14,480,154 shares of common stock outstanding. On that date the aggregate market value based on the trading price for the voting and non-voting equity held by non-affiliates was approximately $1,264,337.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........7
Item 6.  Management's Discussion and Analysis or Plan of Operation.........8
Item 7.  Financial Statements.............................................11
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................27
Item 8A. Controls and Procedures..........................................27
Item 8B. Other Information................................................27

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................27
Item 10. Executive Compensation...........................................28
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.......................28
Item 12. Certain Relationships and Related Transactions...................30
Item 13. Exhibits.........................................................31
Item 14. Principal Accountant Fees and Services...........................31
Signatures................................................................32

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

                              PART I

                 ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

Aquentium, Inc. was incorporated in the state of Delaware in April 1987 as Arnex Investment Group, LTD. In 1993 the corporation name was changed to Vector Environmental Technologies, Inc. and in 1977 the corporation name was changed to WaterPur International, Inc. On April 2, 2002, WaterPur International entered into an agreement to acquire Aquentium, Inc., a Nevada corporation ("Aquentium-Nevada"). WaterPur International issued 4 million shares in exchange for the 5,240,000 shares of Aquentium-Nevada. The transaction was treated as a reverse acquisition and Aquentium-Nevada became the accounting survivor. On May 7, 2002, WaterPur International changed its name to Aquentium, Inc.

In June 2002 we acquired Fiber Application Systems Technology, Inc., a privately held Ontario, Canada corporation. We issued 500,000 shares of Aquentium common stock, valued at approximately $10,000, in exchange for 100% of the common shares of Fiber Application. In March 2003 we sold our 100% interest in Fiber Application to Alpha Solarco, Inc., a Colorado corporation, for 500,000 ten-dollar convertible preferred shares of Fiber Application. Subsequently, in March 2004 we agreed to rescind the acquisition and sale of Fiber Application by cancelling the 500,000 shares of Aquentium common stock issued for the acquisition and Fiber Application agreed to cancel the 500,000 ten-dollar convertible preferred shares.

In August 2002 we acquired USA Public Auction, Inc., a privately held Nevada corporation. This company had developed proprietary software designed to operate an online auction web site for new and used car dealerships. We acquired this company by exchanging 250,000 shares of Aquentium common stock, valued at approximately $5,000, for 100% of the USA Public Auction common stock.

In September 2002 we acquired Canby Group Inc., a privately held California corporation. This company's business plan related to public relations and consulting services and an early-stage entertainment division. We acquired this subsidiary by exchanging 150,000 shares of Aquentium common stock, valued at approximately $3,000, for 100% of the common stock of Canby Group.

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

Aquentium acquired Environmental Waste Management, Inc. in January 2004. Environmental Waste's business plan was to enter into joint venture relationships with small recycling companies. We issued 1,080,000 shares of Aquentium common stock, valued at approximately $5,400 in exchange for 100% of that company's outstanding shares.

In March 2004 we formed Aquentium Hong Kong, Ltd., a Chinese limited liability company. Aquentium-Hong Kong was formed to participate in a 50/50 joint venture with Mr. Chak Cheuk Kau, an individual. The parties agreed that Aquentium-Hong Kong will manufacture, market and sell Aquentium's products and/or services in Asia for a period of 10 years.

In April 2006 we incorporated H.E.R.E International, Inc., which stands for Housing & Emergency Relief Efforts, in the state of Colorado. This subsidiary will market and manufacture our re-usable disaster-relief housing structures.

Our Business

We are a holding company operating on a consolidated basis with our wholly-owned subsidiaries, which are development stage companies described below. We have recorded rental revenue for the past two fiscal years, but have not recorded revenues from the operations of our subsidiaries. Our focus for the next twelve months will be to obtain additional funding to develop one or more of our subsidiaries and business opportunities described below.

H.E.R.E. International, Inc. - In November 2004 we acquired the exclusive worldwide manufacturing and marketing rights for a pending patent related to a containerized habitable structure that can be transformed into a rudimentary home in the case of disaster. These unique retrofitted structures conveniently ship as an intermodal shipping container that expand and unfold like "pop-up books" and have the strength, flexibility and durability of structural insulated panel construction.

We entered into a licensing agreement with the inventor, Theodore T. Ciotti, that granted Aquentium the exclusive worldwide manufacturing and marketing rights for the pending patent and the exclusive license to the URL "www.instantvillage.net." Aquentium issued 200,000 restricted shares of common stock in exchange for the exclusive worldwide manufacturing and marketing rights to this patent. This agreement expires simultaneously with the expiration of the patent or any extension or deviation of the patent.

The licensing agreement provides that the exclusive worldwide manufacturing and marketing rights granted to Aquentium will also include all future developments of products, trademarks, copyrights, patents and other intellectual property pertaining to the original patent. Patents and certain other intellectual property shall be negotiated for a fee and used on a case by case basis.

We are obligated under the licensing agreement to make royalty payments per unit based on the production schedule and production totals as outlined in the licensing agreement, and to satisfy a production minimum of 30 units per quarter starting 90 days after a manufacturing facility is completed and all manufacturing materials and components are in place. If Aquentium fails to satisfy the terms of the licensing agreement, then the worldwide marketing and manufacturing rights will change from "exclusive" to "non-exclusive" and Mr. Ciotti will be released from the non-compete clause in the licensing agreement.

In January 2006, the United States Patent Office granted Patent No. 6,983,567 to Mr. Coitti. In March 2006 we completed the construction of the disaster-relief housing model unit for demonstrations. The unit is a 20 foot shipping container that expands to a 450 square foot house complete with electricity and plumbing. It includes two bedrooms, a bathroom with a shower, a kitchen with appliances and a living room. The structures may be constructed on a grid system or fully self-sufficient, or a combination of both. And we intend to devise systems to be used in the structures that provide purified water and use solar technology for electricity.

Management intends to seek federal and state grants to establish manufacturing facilities for the production of disaster-relief housing and structures. The manufacturing facility will produce expanding, re-usable, containerized structures for disaster-relief, such as homes, clinics, offices, mini-hospitals, barracks, etc.

Canby Group - Canby Group is an entertainment development stage company. The business plan for this subsidiary is to acquire operating companies or projects within the entertainment industry or sector which may have products to license or distribute. During early 2006 this subsidiary is seeking entertainment projects to fund.

Charis Energy - Charis Energy is currently in research and development for manufacturing and marketing of solar energy panels. Its business plan is to obtain necessary worldwide patents for any new type of solar panel and then develop a business plan to manufacture and market those solar panels. It is currently in the research and development stage for a solar panel, but we cannot assure you that Charis Energy will successfully develop a product for its business plan.

      Business Opportunities

Tripax Distributorship. - In August 2005 we entered into an exclusive master distributor agreement with Tripax Engineering Co. Pty. Ltd. ("Tripax"), an Australian company, that manufactures and sells food processing equipment. We will serve as a master distributor of Tripax's salad wash tank and basket centrifugal dewaterer in the North and South American markets. This salad washing equipment has the capability of washing salad components at a rate of one-half to one ton per hour with reduced energy costs. As of the date of this filing we have not demonstrated or sold any equipment under this agreement.

Pursuant to the distributor agreement Tripax granted Aquentium the exclusive and non-assignable right to sell its salad wash tank and basket centrifugal dewaterer in North America and South America. We agreed to provide premises for the display and demonstration of the equipment, and to provide trained sales and technical staff to promote sales of the equipment. We will be required to pay 25% down with any order and then pay the remainder due 30 days after receipt of shipment, unless other provisions are agreed to in writing. We also agreed not to represent or sell competitive products. Tripax agreed to indemnify Aquentium for any patent, copyright or proprietary right claim brought against us related to Tripax's patented equipment. The agreement may be terminated only by a breach of the agreement or if we have a change in control, cease operations, or file a petition for bankruptcy.

Aquentium - Hong Kong In January 2006 Aquentium Hong Kong, Ltd., announced a memorandum of understanding with Faaco Telecom to provide a telecommunication mobile phone system in the Republic of Somaliland. Negotiations continue in this matter, but we cannot guarantee that a firm agreement will result from the negotiations.

     Inactive Subsidiaries

Environmental Waste - Environmental Waste's business plan is to enter into joint venture relationships with small recycling companies. In December 2003 it entered into a joint venture agreement with a Las Vegas, Nevada recycler; however, that joint venture was delayed and there can be no assurance that the parties will perform the joint venture.

USA Public Auction. - USA Public Auction has developed proprietary software that allows new and used car dealers to have a fully operational, live, online auction web site. The software provides a full feature auction site that is user friendly and customized for each dealer. The software provides a means for the purchasing public to see detailed information about a vehicle, arrange a test drive, ask questions, obtain financing, as well as see who is bidding against them. The web site's tools are designed to provide consumer confidence when shopping online, ease of access and ease of use, and to allow the consumer to buy a car for the best possible price. Initially, the company intends to focus its market in the United States, and possibly Canada. USA Public Auction will compete with other auto auction web sites such as ebay motors, and other sites on Amazon.com, Yahoo! and MSN.

Other Acquisitions

Our business plan is to seek, investigate, and, if warranted, acquire business opportunities which are profitable, or we anticipate will become profitable. The selection of a business opportunity to participate in is complex and extremely risky and will be made by management in the exercise of its business judgement; however, none of our management are professional business analysts. (See Part III, Item 9, "Directors and Executive Officers, . . ." below). We cannot assure you that we will be able to identify and acquire a business opportunity which will ultimately prove to be beneficial to us and our stockholders.

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

In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for future operations because of the possible need to substantially shift marketing approaches, significantly expand or change product emphasis, change or substantially augment management, or the necessity to make other changes. We will be dependent upon the owners of any business opportunity to identify problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding the purchase and sale of "penny stock." Our common stock is thinly traded and we cannot assure you that a market will develop or that a stockholder ever will be able to liquidate his/her/its investment without considerable delay, if at all. If an active market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act. (See Part II, Item 5, "Market Information," below, for further details.)

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

                 ITEM 2.  DESCRIPTION OF PROPERTY

Our principal office and manufacturing facility is located in North Palm Springs, California. We lease a 84,772 square-foot property on a month-to-month basis from Tennant Desert Properties, Inc. This property includes a manufacturing facility with two office spaces. The lease amount for this property was $31,595 for the fiscal year 2004 and increased to $31,595 in October 2005. Management believes this property will suit our needs for the future.

                    ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2005 year.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The trading prices of our common stock are reported by Pink Sheets, L.L.C. under the symbol "AQNM." Our common stock is thinly traded and we do not have an active trading market at the time of this filing. The following table lists the range of the high and low closing bid for our common stock for each quarter of the last two fiscal years as reported by Pink Sheets, L.L.C. Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

     Fiscal Quarter Ended                   High                  Low
     ---------------------               --------              --------
     December 31, 2003                   $   4.00              $  0.75
     March 31, 2004                          4.00                 1.80
     June 30, 2004                           3.00                 0.47
     September 30, 2004                      1.50                 1.10

     December 31, 2004                   $   1.10              $  0.14
     March 31, 2005                          0.35                 0.20
     June 30, 2005                           0.24                 0.003
     September 30, 2005                      0.18                 0.08

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

Holders

As of September 30, 2005 we had 308 stockholders of record, which does not include shares held in "street accounts" of securities brokers.

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

None.

Issuer Purchase of Securities

None.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are a development stage company with limited revenue and negative working capital. Based upon these factors our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern. Historically, we have relied on capital contributions from management and sales of our common stock to pay for costs, services, operating leases and our acquisitions. During the year ended September 30, 2005 (the "2005 year") we have relied on miscellaneous revenue from the subleasing of the manufacturing facility we lease. Our plan in the short term is to continue to seek funding for development of our subsidiaries and to acquire business opportunities with profitable operations or with the potential to develop profitable operations.

Our main challenge for the foreseeable future is to obtain funding to develop operations for our marketing/distributor agreements and our subsidiaries. As of the date of this filing we have not finalized agreements for additional funding for any subsidiary or marketing/distributor agreements. Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us. If we are unable to obtain financing, then our subsidiaries will remain inactive and we will not be able to develop operations for our marketing and distribution agreements.

Liquidity and Capital Resources

We cannot satisfy our cash requirements and will need to raise capital externally during the next twelve months. As of the 2005 year we had $38,089 cash on hand and have not recorded revenue from operations. However, we have recorded rental revenue of $639,051 from subleasing space in the manufacturing facility that we lease in Palm Springs, California. Our operating expenses are primarily related to salaries, rental expense and professional fees and these expenses will increase if we launch operations of a subsidiary or for our marketing and distributor agreements. We have covered our cash shortfalls through advances and capital contributions from management and the issuance of our common stock for acquisitions and services.

Rental revenue was $639,051 for the 2005 year compared to $81,412 for the year ended September 30, 2004 (the "2004 year"). Net cash provided by financing activities was $26,037 for the 2005 year compared to $69,545 for the 2004 year. Financing activities for the 2005 year were primarily advances of $25,637 from management. For the 2004 year financing activities were primarily related to advances from management of $65,545 and capital contributions of office space valued at $3,000.

We need additional financing to continue development of our subsidiaries' and our operations and we expect that any additional capital will likely be provided by future loans from related parties or private placements of our common stock. Our management has loaned funds to us in the past and we anticipate that Mr. Taggatz may provide future loans. However, we have not entered into a written agreement with him and he is not obligated to provide funds. We may repay these advances with cash, if available, or we may convert them into common stock.

We anticipate that we will use our common stock to pay for acquisitions and agreements. Any issuance of common stock will likely be issued pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingencies

Our commitments consist of operating leases and total current liabilities. We recorded lease expenses of $489,368 for the 2005 year related to the manufacturing facility we lease on a month-to-month basis. The initial lease required monthly payments of $4,500 and after we exercised the option to lease the entire 84,772 square-foot facility in September 2004, the monthly lease amount increased to $31,128. Our rent expense is covered by the lease payments from the other tenants in the building.

Our total current liabilities of $652,263 include $472,000 of accrued salary and $128,832 owed to our President, Mr. Taggatz, for advances. We are unable to satisfy these obligations with cash on hand or with revenue. We may repay these obligations with cash, when available, or we may convert them into common stock.

Results of Operations

Our fiscal year ends September 30 and the following discussions are based on our consolidated operations. These discussions should be read in conjunction with our financial statements for the years ended September 30, 2005 and 2004, included in this report at Part II, Item 7, below.

           Comparison of 2005 and 2004  Year Operations
          ---------------------------------------------

                                        2005                   2004
                                    ------------        ------------

Revenue, miscellaneous              $   639,051         $    81,412

Total operating expenses                881,926             335,289

Net operating loss                     (242,875)           (253,877)

Gain on sale of investment                    -             645,000

Net earnings (loss)                    (242,875)            391,123

Net earnings (loss) per share       $     (0.02)         $    0 .03

For the 2005 and 2004 year we recorded miscellaneous revenue from sublease payments received from tenants of the manufacturing facility we lease. The 2005 year amount reflects a full year of that income where the 2004 year reflects income for one month. However, rental income decreased during the fourth quarter of 2005 due to the cancellation of eFoodsafety.com's sublease of that property. eFoodsafety.com cancelled its month-to-month lease effective August 1, 2005 and this lease represented approximately 50% of our rental income. Until we replace this tenant we anticipate decreased rental income. Management expects this revenue source to continue so long as we maintain the lease for the property.

Total operating expenses for the 2005 year were primarily related to salaries of $240,000, rental expense of $489,368 and professional fees of $70,935. Total operating expenses for the 2004 year were primarily related to salaries of $192,000, rental expense of $58,128 and professional fees of $42,087. Management expects total operating expenses to remain near the 2005 levels unless we launch operations related to our marketing and distributor agreements or subsidiaries. As a result of our expenses, we recorded a net operating loss for both the 2005 year and 2004 year.

For the 2004 year, we recognized a gain of $645,000 from the sale of Food Safe, Inc. in October 2003. Due to the gain on the sale of this subsidiary we recorded net earnings of $391,123 for the 2004 year compared to a net loss of $242,875 for the 2005 year. As a result we recorded net earnings per share of $0.03 for the 2004 year compared to a net loss per share of $0.02 for the 2005 year.

Factors Affecting Future Performance

     We need additional external capital and may be unable to raise it.

Based on our current plan we believe we may require at least $1 to $2 million additional financing within the next twelve months to develop one or more of our subsidiaries' operations. Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans. If we borrow funds, we could be forced to use a large portion of our future revenue to repay principal and interest on those funds. If we issue our securities for capital, then the interests of our shareholders will be diluted.

     We currently have interests in several very different business opportunities and management must determine where to spend our limited resources at the risk of losing market opportunities in the remaining businesses.

We currently have four wholly-owned subsidiaries and interests in a license, distributorship and joint venture. We have very limited cash and are able to fund only one or two of these business opportunities. Management must determine which business opportunities are the most viable and will provide immediate revenue at the risk of not developing several of the other business opportunities. We cannot assure you that the business opportunities we choose to develop will become viable and result in cash flows.

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

As of the date of this filing, we have one director and officer, Mr. Mark Taggatz, and he has other business interests to which he currently devotes attention, which include his primary employment and management of other companies. He may be expected to continue to devote his attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgement in a manner which is consistent with his fiduciary duties to Aquentium.

Off Balance Sheet Arrangements

     None.






                  ITEM 7.  FINANCIAL STATEMENTS

                 AQUENTIUM, INC. AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2005



                        TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm                    13

Consolidated Balance Sheet as of September 30, 2005                        14

Consolidated Statements of Operations for the Year Ended
September 30, 2004 and 2005, and from inception through
September 30, 2005                                                         15

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
for the periods from inception through September 30, 2005                  16

Consolidated Statements of Cash Flows for the Year Ended
September 30, 2004 and 2005 and from inception through
September 30, 2005                                                         17

Notes to Consolidated Financial Statements                              18-27

                       George Brenner, CPA
                    A Professional Corporation
                10680 W. PICO BOULEVARD, SUITE 260
                  LOS ANGELES, CALIFORNIA 90064
                 310/202-6445 - Fax 310/202-6494

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Aquentium, Inc. (a Delaware corporation)
(A Development-Stage Company)
Lake Elsinore, CA

I have audited the accompanying consolidated balance sheet of Aquentium, Inc., a Delaware corporation (a development-stage company) as of September 30, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended September 30, 2004 and 2005 and the period from April 30, 2001 (date of inception) through September 30, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with auditing standards of the Public Company Accounting Oversight Baord (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in
the financial statements.   An audit also includes assessing the accounting
principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Aquentium, Inc., Delaware as of September 30, 2005 and the results of its operations, stockholders' deficit and cash flows for the years ended September 30, 2004 and 2005 and from inception (April 30, 2001) through September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ George Brenner
--------------------------
George Brenner, C.P.A.
Los Angeles, California
January 31, 2006

                AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2005


                              ASSETS

Current Assets
   Cash                                                     $     38,089
   Accounts Receivable                                               871
   Prepaid Expense                                                   103
                                                            -------------

   Total Current Assets                                           39,063
                                                            -------------

FIXED ASSETS, Net                                                 50,534
INTANGIBLE ASSETS                                                  9,000
INVESTMENTS                                                      382,500
                                                            -------------

   TOTAL ASSETS                                             $    481,097
                                                            =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts Payable                                         $      6,931
   Loans Payable - Other                                           1,500
   Deposits                                                       43,000
   Officer/Stockholder Advance                                   128,832
   Salaries Payable - Related Parties                            472,000
                                                            -------------

   TOTAL LIABILITIES                                             652,263
                                                            -------------
STOCKHOLDERS' DEFICIT

   Preferred stock ($0.00001 par value)
    10,000,000 shares authorized;
    0 issued and outstanding                                           -
   Common stock ($0.005 par value)
    100,000,000 shares authorized;
    14,480,154 issued and outstanding                             73,401
   Additional Paid In Capital                                    196,582
   Other Comprehensive Income (Loss)                            (267,500)
   Retained Earnings                                            (173,649)
                                                            -------------
   TOTAL STOCKHOLDERS' DEFICIT                                  (171,166)
                                                            -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    481,097
                                                            =============



   See Accompanying Notes to Consolidated Financial Statements

                AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 From
                                                                 Inception
                                                                 April 30,
                                        For the Years Ended      2001 to
                                            September 30,        Sept. 30
                                          2004          2005     2005
                                     ------------- ------------- -------------

REVENUE
   Rental revenue                    $     81,412  $    639,051  $    724,532
                                     ------------- ------------- -------------
OPERATING EXPENSES
   Salaries                               192,000       240,000       538,400
   Rental expense                          58,128       489,368       547,496
   Professional Fees                       42,087        70,935       149,309
   Stock Options Compensation                   -             -       100,000
   Common Stock Issued for Services        20,140             -        73,340
   Impairment Expense                           -             -         3,638
   Other                                   22,934        81,623       130,998
                                     ------------- ------------- -------------
                                          335,289       881,926     1,543,181
                                     ------------- ------------- -------------

NET OPERATING LOSS                       (253,877)     (242,875)     (818,649)

Gain on sale of Business                  645,000             -       645,000
                                     ------------- ------------- -------------

NET INCOME (LOSS) BEFORE TAXES            391,123      (242,875)     (173,649)

PROVISION FOR INCOME TAXES
   Federal                                      -             -             -
   State                                        -             -             -
                                     ------------- ------------- -------------

NET LOSS                             $    391,123  $   (242,875) $   (173,649)
                                     ============= ============= =============

Basic income (loss) per common share $       0.03  $      (0.02)
                                     ============= =============
Basic weighted average
 common shares outstanding             11,187,376    14,660,976
                                     ============= =============
Fully diluted income (loss) per
 common share                        $       0.02  $          -
                                     ============= =============
Fully diluted weighted average
 common shares outstanding             21,187,376
                                     =============



   See Accompanying Notes to Consolidated Financial Statements

                         AQUENTIUM, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT-STAGE COMPANY)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2005

                                                                                    Other     Stockholders'
                                   Common             Paid-In                   Comprehensive     Equity/
                             Shares      Amount       Capital       (Deficit)    Income (Loss)   (Deficit)
                          ------------ ------------ ------------- ------------- ------------- --------------
Founder's capital
  contribution                      -  $         -  $        500  $          -  $          -  $         500
Capital contributed,
  office space                      -            -         3,000             -             -          3,000
Common stock issued
  for reverse merger        4,000,000       20,000       (20,000)            -             -              -
Preferred stock converted   1,000,000        5,000       ( 5,000)            -             -              -
Common stock retained by
  shareholders April, 2002
  for the acquisition of
  Aquentium, Delaware
  valued At par value per
  share                        76,014          380          (380)            -             -              -
Stock for services            500,000        2,500         7,500             -             -         10,000
Acquisitions of subsidiaries  900,000        4,500        13,500             -             -         18,000
Net (Loss) for the period
  of April 30, 2001 through
  September 30, 2002                -            -             -       (61,987)            -        (61,987)
                          ------------ ------------ ------------- ------------- ------------- --------------
                            6,476,014       32,380          (880)      (61,987)            -        (30,487)
Stock options compensation          -            -       100,000             -             -        100,000
Stock for services          2,160,000       10,800        32,400             -             -         43,200
Acquisition of subsidiaries   250,000        1,250         3,750             -             -          5,000
Debt settlement                 2,000           10            30             -             -             40
Capital contributed,
  office space                      -            -         3,000             -             -          3,000
Net (Loss) for the year
  ended September 30, 2003          -            -             -      (259,910)            -       (259,910)
                          ------------ ------------ ------------- ------------- ------------- --------------
                            8,888,014       44,440       138,300      (321,897)            -       (139,157)
Acquisition of Subsidiaries 2,080,000       10,400       (10,400)            -             -              -
Lease deposit                   5,140           26            77             -             -            103
Stock for services          1,007,000        5,035        15,105             -             -         20,140
Rescission of 2002
  Acquisition                (500,000)      (2,500)        2,500             -             -              -
Officer compensation        3,000,000       15,000        45,000             -             -         60,000
Capital contributed,
  office space                      -            -         3,000             -             -          3,000
Net Income for the year
  ended September 30, 2004          -            -             -       391,123             -        391,123
                          ------------ ------------ ------------- ------------- ------------- --------------
Other comprehensive income (loss):
  Unrealized loss on stock          -            -             -             -      (230,000)      (230,000)
Comprehensive income                -            -             -             -             -              -
                          ------------ ------------ ------------- ------------- ------------- --------------
September 30, 2004         14,480,154       72,401       193,582        69,226      (230,000)       105,209
Stock for patent              200,000        1,000         3,000             -             -          4,000
Net loss for the year
  ended September 30, 2005          -            -             -      (242,875)            -              -
Other comprehensive income:
  Unrealized loss on stock          -            -             -             -       (37,500)             -
Comprehensive income                -            -             -             -             -       (280,375)
                          ------------ ------------ ------------- ------------- ------------- --------------
September 30, 2005         14,680,154  $    73,401  $    196,582  $   (173,649) $   (267,500) $    (171,166)
                         ============= ============ ============= ============= ============= ==============



           See Accompanying Notes to Consolidated Financial Statements.



                  AQUENTIUM, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT-STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         From
                                                                         Inception
                                                 For the Years Ended     April 30,
                                                     September 30,       2001 to
                                                  2004          2005     Sept.30, 2005
                                              ------------- ------------ -------------
Cash Flows from Operations
 Net Income (Loss)                            $    391,123  $  (242,875) $   (173,649)
 Gain on exchange of stock                        (645,000)           -      (645,000)
 Depreciation expense                                    -          727           727
 Adjustments To Reconcile Net Loss
  To Net Cash Used by Operating Activities:
   Stock Options Compensation                            -            -       100,000
   Stock Issued for Service                         80,140            -       133,380
   Impairment Expense                                    -            -         3,638
   Accounts Receivable                                (871)           -          (871)
   Deposits                                              -       43,000        43,000
   Accounts Payable                                 (8,827)       6,931        (8,149)
   Salaries Payable                                132,000      240,000       472,000
                                              ------------- ------------ -------------
Net Cash (Used) in Operating Activities            (51,435)      47,783       (74,924)
                                              ------------- ------------ -------------
Cash Flows From Investing Activities
 Purchase of Fixed Assets                                -      (51,261)      (51,261)
 Purchase of Patent                                      -       (5,000)       (5,000)
 Disposition of Subsidiary                               -            -        15,080
 Write Off - Subsidiary Investment                       -            -         9,900
                                              ------------- ------------ -------------
                                                         -      (56,261)      (31,281)
                                              ------------- ------------ -------------
Cash Flows From Financing Activities
 Cash Acquired - Acquisitions                            -            -         4,462
 Loan Payable, Other                                 1,100          400         1,500
 Advance - Stockholder/Officer                      65,545       25,637       128,832
 Capital Contributed - Founder                           -            -           500
 Capital Contributed - Office Space                  3,000            -         9,000
                                              ------------- ------------ -------------
                                                    69,645       26,037       144,294
                                              ------------- ------------ -------------
Net Increase (Decrease) in Cash                     18,210       17,559        38,089
Cash - Beginning of Period                           2,320       20,530             -
                                              ------------- ------------ -------------
Cash - End of Period                          $     20,530  $    38,089  $     38,089
                                              ============= ============ =============
Non-Monetary Transactions:
 Issue of stock for services at $0.02
  per share, 2,660,000 and 1,007,000,
  respectively                                $     20,140  $         -  $     73,340
 Issue of 2,000 shares of stock for
  debt settlement                                        -            -            40
 1,150,000 common shares issued for
  acquisitions at $0.02 per share                        -            -        23,000
 Issue 3,000,000 shares for salary
  at $0.02 per share                                60,000            -        60,000
 Issue stock for patent pending                          -        4,000         4,000

Income Taxes Paid                             $          -  $         -  $          -
Interest Paid                                 $          -  $         -  $          -




     See Accompanying Notes to Consolidated Financial Statements



                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND HISTORY

A.  Business
    --------
Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 2 D "Development Stage Company"). Its holdings include a public relations and consulting service and an early-stage entertainment division that will develop and license products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), the research and development of solar panels, (Charis Energy Development, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.). All the above companies were inactive during fiscal year ending September 30, 2005, however, See Note 2A, "Acquisitions and Dispositions".

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

In substance, the Aquentium, Delaware transaction is considered to be a capital transaction rather than a business combination. Consequently, the transaction is considered a reverse takeover and the accounting treatment will be as if Aquentium, Nevada acquired Aquentium, Delaware. Accordingly, these financial statements are the historical financial statements of Aquentium, Nevada

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 12, 2003 FAST was disposed of for 500,000 preferred shares of Alpha Solarco, Inc. a publicly traded company. The preferred shares can be converted into 5,000,000 common shares. Because Alpha Solarco stock is thinly traded no value has been assigned to this transaction. An $817 gain, measured by the accounts payable, cash reduction and $9,900 cost basis, has been recognized. In March 2004 the Company agreed to rescind the acquisition and sale of Fiber Application by canceling the 500,000 shares of Aquentium common stock issued for the acquisition and Fiber Application agreed to cancel the 500,000 ten-dollar convertible preferred shares.

On August 9, 2002, 100% of USA Public Auction, Inc. was acquired for 250,000 common shares at $0.02 per share or $5,000. The Company acquired cash of $82 and organization costs of $4,280 (written off) resulting in goodwill of $638.

On September 9, 2002, 100% of Canby Group, Inc. was acquired for 150,000 common shares at $0.02 per share or $3,000 with no net assets.

On October 28, 2002 100% of Food Safe, Inc. a Texas corporation was acquired for 250,000 common shares valued at $5,000 in exchange for 100% of its shares. Food Safe was sold on October 29, 2003 to a publicly traded corporation (eFoodSafety.com Inc.). Aquentium received 500,000 (split 3 to 1 on December 8, 2003) restricted shares valued at $650,000 resulting in a gain of $645,000.
 The Company carries its investment at a market value discounted at 15% for restricted stock. The $267,500 temporary loss has been recorded as other comprehensive loss and reflected in the Statement of Stockholders' Equity (Deficit).

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

B.  Accounting Period
    -----------------
The Company's fiscal year-end is September 30th. The accompanying consolidated financial statements include the years ended September 30, 2004 and 2005 and the period from April 30, 2001 (inception) through September 30, 2005.

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

F.  New Accounting Pronouncements
    -----------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that began after June 15, 2005.

SFAS 123R permits public companies to choose between the following two adoption methods:

1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F.  New Accounting Pronouncements (continued)
    -----------------------------------------

As we do not currently have share based payments, we expect no impact to the financial statements due to the adoption of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations-an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

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

H.  Loss Per Share
    --------------
Warrants and stock options have not been included in the September 30, 2005 computation of loss per share because their inclusion would be anti-dulitive.

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  STOCK FOR SERVICES

Stock for professional services was 1,007,000, 2,160,000, and 500,000 restricted shares valued at $.02 per share for the years ended September 30, 2004, 2003, and 2002, respectively. In the year ending September 30, 2005, 200,000 shares at $0.02 per share were issued for a licensing agreement for manufacturing and marketing for a patent.

4.  STOCKHOLDERS' EQUITY

The unrestricted 1,000,000 common shares owned by Aries have anti-dilution protection. The stock will be calculated separately on December 31, 2002, and 2003 and as long as Aries continues to hold such stock or a fraction thereof. The anti-dilution protection is applicable provided that the aggregate market value of Aquentium's common stock and all spin-offs common stock owned by Aries is less than $12,000,000 and Aries owns less than 10% of the outstanding shares. Aries will then be entitled to receive, without any additional payment, a sufficient number of shares to equal 10% of Aquentium's outstanding shares.

At December 31, 2003, Aries owned 10.1% of the outstanding shares of the Company. As of September 30, 2004 and 2005, Aries owned 6.9% of the shares of the Company, and under the terms of the agreement could be entitled to shares sufficient to have 10% of the outstanding shares at December 31, 2004, depending on other terms of the agreement. In management's opinion the anti-dilution protection expired December 31, 2003, and no amount of shares is due at December 31, 2004 or 2005.

The 250,000 warrants are cashless, exercisable over three years and have a price of $1.00 per share. The warrants can be recalled at $0.01 per share if Aquentium qualifies for a listing on the American Stock Exchange or the NASDAQ Small Cap Exchange. The recall requires a 30-day notice in which the warrant holders can exercise within 20 days. The warrants expired April 2, 2005

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. STOCK OPTIONS

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

                                          Year Ended
                                          9/30/2003
                                       ---------------

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  DEFERRED INCOME TAXES

The net deferred tax amounts included in the accompanying balance sheet contain the following amounts of deferred tax assets and liabilities:

The provision for income taxes is composed of the following:

                                             2005        2004    Inception
                                         ----------- ---------- -----------

     Federal                             $   (1,000) $ (35,000) $  (60,000)
     State                                       (0)    (6,000)    (10,000)
                                         ----------- ---------- -----------
     Total deferred tax asset            $   (1,000) $ (41,000) $  (70,000)

     Valuation allowance                      1,000     41,000      70,000
                                         ----------- ---------- -----------

     Net deferred tax asset              $        -  $       -  $        -
                                         =========== ========== ===========

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

The provision for income taxes is composed of the following:

                                             2005        2004    Inception
                                         ----------- ---------- -----------
     Income tax at the federal
      statutory rate of 35 percent       $  (85,000) $ 136,000  $  (61,000)
     State, net of federal benefit          (14,000)    22,000     (10,000)
     Nondeductible accruals and other        98,000   (201,000)      1,000
     Change in valuation allowance            1,000     42,000      70,000
                                         ----------- ---------- -----------

     Total provision for income taxes    $        -  $       -  $        -
                                         =========== ========== ===========


The deferred tax adjustments are comprised of stock options compensation ($100,000), stock for service expense ($73,340) and officers' salaries accrued but not paid ($472,000) and an unrealized gain on the exchange of stock $377,500 aggregating $(267,840). The net operating loss (NOL) carry forwards expire in years from 2022 to 2025.

Because of the uncertainty if the above deferred assets will be used a 100% valuation reserve has been recorded.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  RELATED PARTIES TRANSACTIONS

Mart T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:
a) Advanced $128,832 to the Company and affiliates through September 30, 2005.
b) Received unpaid compensation of $462,000 as salary payable at September 30, 2005, with $60,000 of deferred compensation satisfied by the issuance of 3,000,000 shares of restricted stock.
c) Was granted on February 21, 2003 10,000,000 stock options exercisable at $.01 per share.
Sherry L. Wilson (spouse of Mark T, Taggatz) had the following transactions with the Company:
a) Received unpaid compensation aggregating $10,000 as salary payable at September 30, 2004,
b) Received 2,500,000 shares of common stock valued at $0.02 per share or $50,000 for consulting services.
The Company leased space to eFoodsafety.com, a related party in which Mark Taggatz was the CEO through August 11, 2005.

8. COMMITMENTS AND CONTINGENCIES

On December 13, 2003, the Company leased 10,000 square feet of a building in North Palm Springs, CA for $4,500 per month. The lease was for a three month term with an option to pay on a month to month basis beginning with the fourth month.

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of the building on a month to month basis for $31,128 per month. The Company has been assigned the lease rights of the other tenants in the building and will collect rents from those tenants. For the years ending September 30, 2004 and 2005, the Company recorded lease expenses of $58,128 and $489,368, respectively, in connection with these leases. The Company has an option to purchase the building for $5.1 million. The largest tenant in the building was eFoodsafety.com.

Effective August 11, 2005, Mark Taggatz, CEO and President of the Company resigned from similar positions of eFoodsafety.com. Effective August 1, 2005, eFoodsafety.com and the Aquentium agreed to cancel its lease with the Company.

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.  OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss are summarized below.

                                         Change in net
                                         unrealized holding
                                         gains and losses
                                         on investments
                                         ------------------
     Balance at September 30, 2004       $         (230,000)
     Current period change                          (37,500)
                                         -------------------
     Balance at September 30, 2005       $         (267,500)
                                         ===================

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with, our independent accountant for the years ended September 30, 2004 and 2005.

                 ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were not effective as they relate to the timely filing of our reports.

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                   ITEM 8B.  OTHER INFORMATION

None.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officer and director is listed below. Our bylaws require three directors who serve until our next annual meeting or until each is replaced by a qualified director. We have two vacancies on our board of directors which we intend to fill at a later date. Our executive officers are appointed by our board of directors and serve at its discretion.

Name               Age   Position Held                          Director Since
---------------    ----  --------------                         --------------

Mark T. Taggatz     41   President, CEO, Secretary/Treasurer    April 2, 2002
                         and Chairman of the Board

Mark T. Taggatz was appointed Chairman of the Board on April 2, 2002 and he was appointed as President and Chief Executive Officer on April 15, 2002. He assumed the duties of Secretary/Treasurer in May 2003. He is the President of Wall Street Marketing Group, Inc., a public relations and sales and marketing company and he has been with that company since 1997. He previously served as President and CEO of eFoodSafety.com from September 2004 to August 2005. Mr. Taggatz formerly was employed in the stock brokerage business as a stockbroker, partner, and president of various brokerage firms.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required. Based upon review of the forms and representations furnished to us during the fiscal year ended September 30, 2005, we believe that our director and president, Mark T. Taggatz, failed to timely file five Forms 4 related to 31 transactions. Sherry L. Wilson, a more than 10% shareholder, failed to timely file five Forms 4 related to 31 transactions.

Code of Ethics

We have only one officer and director and minimal operations and, as a result, have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Audit Committee Financial Expert

We do not have an auditing committee nor an audit committee financial expert. Due to the fact that we have nominal operations management does not believe an audit committee is required at this time.

                 ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

                    SUMMARY COMPENSATION TABLE
                   ---------------------------

                       Annual Compensation           Long Term Compensation
                       -------------------           ----------------------
                                                        Awards
                                                        ------
                                       Other         Securities   All
Name and principal  Fiscal             annual        underlying   other
position            Year   Salary      compensation  options/SARs compensation
------------------- ------ ----------- ------------  ------------ ------------
Mark T. Taggatz     2005   $180,000(1) $   14,400              0  $      0
President, CEO      2004    132,000(1)     60,000(2)           0         0
Secretary/Treasurer 2003     60,000(1)          0     10,000,000     12,000(3)
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

               EQUITY COMPENSATION PLAN INFORMATION
_____________________________________________________________________________
                                                              Number of
                                                              securities
                                                              remaining
                                                              available for
                                                              future issuance
                                                              under equity
                   Number of securities   Weighted-average    compensation
                   to be issued upon      exercise price of   plans (excluding
                   exercise of out-       outstanding         securities
                   standing options,      options, warrants   reflected
Plan category      warrants and rights    and rights          in column (a))
                          (a)                (b)                  (c)
______________________________________________________________________________
Equity compensation
plans approved by
security holders           0                  0                    0
______________________________________________________________________________
Equity compensation
plans not approved
by security holders    10,000,000          $  0.01                 0
______________________________________________________________________________
Total                  10,000,000          $  0.01                 0
______________________________________________________________________________


2003 Stock Option Plan. - On February 21, 2003 our board of directors approved the 2003 Stock Option Plan. This plan has not been approved by our shareholders. The plan provides for the grant of both incentive stock options pursuant to Section 422 of the Internal Revenue Code and non-qualified stock options. The plan is administered by the full board of directors, which determines the terms of the options granted. The board of directors may amend the plan without the approval of the shareholders, except shareholder approval is required for certain amendments described more fully in the plan.

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

Beneficial Owners

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Due to these rules two or more persons may be deemed to be the beneficial owners of the same securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 14,480,154 shares of common stock outstanding as of September 30, 2005, plus any shares which each of the following persons may acquire within 60 days by the exercise of options.

                    CERTAIN BENEFICIAL OWNERS
                    --------------------------

Name and address of               Number of shares of
beneficial owners                 common stock             Percentage of class
--------------------------------  -----------------------  -------------------
Aries Ventures, Inc.                   1,000,000                   6.9%
28729 Canwood Street, Suite 207
Agoura Hills, CA 91301

Sherry L. Wilson                      15,679,525 (1)              64.0%
29743 Vacation Drive
Canyon Lake, CA 92587

Taggatz Family Trust                  15,501,500 (2)              61.3%
31500 Grape Street, Suite 3401
Lake Elsinore, CA 92532

     (1) Represents 2,178,025 shares held by Ms. Wilson and 13,501,500 shares beneficially owned by her spouse, Mark T. Taggatz.
     (2) Represents 1,500,000 shares held by the trust and 13,501,500 shares beneficially owned by its trustee, Mark T. Taggatz.

                            MANAGEMENT
                          -------------

Name and address of             Number of shares
beneficial owners               Common stock               Percentage of class
------------------------------  -------------------------  -------------------
Mark T. Taggatz                       17,179,525 (3)              70.2%
31500 Grape Street, Suite 3401
Lake Elsinore, CA 92532

     (3) Represents 3,501,500 shares and options to purchase 10,000,000 shares owned by Mr. Taggatz; includes 2,178,025 shares held by his spouse; and 1,500,000 shares held by the Taggatz Family Trust.


     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions we have either engaged in during the past two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons.

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

During the 2005 year Mr. Taggatz advance $128,832 to Aquentium and its subsidiaries. During the 2004 year he advanced $103,195 to Aquentium and its subsidiaries. During the 2003 year Mr. Taggatz advanced $30,150 to Aquentium. These advances were not formalized agreements with established interest rates.

Mr. Taggatz accrued unpaid salary of $132,000 for the 2004 year and we issued 3,000,000 shares, valued at $60,000, to him during the 2004 year as compensation for accrued compensation from 2003. On February 21, 2003, our board of directors authorized the grant of options to purchase 10,000,000 common shares to Mark T. Taggatz in consideration for his services as President. The options have an exercise price of $0.01 and expire February 21, 2006.

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

                        ITEM 13.  EXHIBITS
No.     Description
----    -----------
2.1 Agreement for the Exchange of Common Stock between Aquentium and Charis Energy Development, Inc., dated December 5, 2003 (Incorporated by reference to exhibit 2.1 to Form 8-K filed December 22, 2003)
2.2 Agreement for the Exchange of Common Stock between Aquentium and Environmental Waste Management, Inc., dated January 6, 2004 (Incorporated by reference to exhibit 2.1 to Form 8-K filed February 2, 2004)
3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)
3.2     Restated by-laws of Aquentium  (Incorporated by reference to exhibit
        3.3 for Form 10-KSB, as amended, filed on February 13, 2003)
10.1 Lease agreement between Aquentium and Tennant Desert Properties, LLC, dated December 19, 2003 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed December 29, 2003)
10.2 Exclusive Licensing Agreement of US Patent Application 10/284,748 between Aquentium and Thomas Ciotti, dated November 5, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K, filed November 17, 2004)
10.3 Distributor Agreement between Aquentium and Tripax Engineering Co. Pty. Ltd., dated August 8, 2005 (Incorporated by reference to exhibit
        10.3 to Form 10-QSB, filed September 19, 2005)
21.1    Subsidiaries of Aquentium
31.1    Chief Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification


         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountant, George Brenner, Certified Public Accountant, in connection with the audit of our financial statements and other professional services rendered by that firm.

                                2005              2004
                             --------          --------
     Audit fees              $ 10,320          $ 13,020
     Audit-related fees             0                 0
     Tax fees                       0                 0
     All other fees          $      0          $      0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

Audit Committee Pre-approval Policies

We do not have an audit committee currently serving, and as a result, our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AQUENTIUM, INC.


                                  /s/ Mark T. Taggatz
Date: April 7, 2006           By: _______________________________________
                                  Mark T. Taggatz
                                  President

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                  /s/ Mark T. Taggatz
Date: April 7, 2006               ________________________________________
                                  Mark T. Taggatz,
                                  Chairman of the Board, President,
                                  Chief Executive Officer,
                                  Secretary/Treasurer,
                                  Principal Financial Officer
                                  Principal Accounting Officer