Form 10QSB
period 2005-12-31
AQUENTIUM INC
filed 2006-08-11
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2005

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT OF 1934

      Commission file number: 000-23402


                         AQUENTIUM, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

             Delaware                             11-2863244
     ------------------------           --------------------------------
     (State of incorporation)          (IRS Employer Identification No.)

          19-125 North Indian Avenue, P.O. Box 580943,
               North Palm Springs, California 92258
       ----------------------------------------------------
             (Address of principal executive offices)

                          (760) 329-4139
       ----------------------------------------------------
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      Form 10-QSB for the quarterly period ended March 31, 2006

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                             Yes [ ] No [X]

As of December 31, 2005, the registrant had 21,715,154 shares of common stock outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS


                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2
         Balance Sheet as of December 31, 2005 and September 30, 2005.......3
         Statements of Operations For the Three Months Ended
           December 31, 2005 and December 31, 2004..........................4
         Statements of Cash Flows For Three Months Ended
           December 31, 2005 and  December 31, 2004.........................5
         Notes to Financial Statements......................................7

Item 2.  Management's Discussion and Analysis and Plan of Operation .......13

Item 3.  Controls and Procedures...........................................16

                    PART II: OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities...........................16

Item 6.  Exhibits..........................................................17

Signatures.................................................................17





                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended December 31, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended December 31, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 2005

                              ASSETS

                                                December 31   September 30,
                                                    2005          2005
                                               ------------- --------------
                                                (Unaudited)    (Audited)
Current Assets
   Cash                                        $     22,994  $      38,089
   Receivables                                          871            871
   Inventory                                         31,540         31,540
   Prepaid expense                                      103            103
                                               ------------- --------------
     Total current assets                            55,405         70,603

Fixed Assets net of depreciation of
  $4,068 and $747 respectively                       15,653         18,993
Investments                                         331,500        382,500
Intangible assets                                     9,000          4,000
Patents                                               5,000          5,000
                                               ------------- --------------
     Total Assets                              $    411,661  $     481,097
                                               ============= ==============

              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                            $     14,197  $       6,931
   Loan payable-others                                1,500          1,500
   Deposits                                          45,500         43,000
   Advances-related parties                         138,023        128,832
   Salaries payable- related parties                532,000        472,000
                                               ------------- --------------
     Total Current Liabilities                      731,220        652,263
                                               ------------- --------------
     Total Liabilities                              731,220        652,263
                                               ------------- --------------

Shareholders' Deficit
   Preferred shares, par value $0.00001
    10,000,000 authorized; -0- issued and
    outstanding                                           -              -
   Common stock, par value $0.005 authorized
    100,000,000 shares, issued and outstanding
    21,715,154 and 14,480,154 as of December 31,
    2005 and September 30, 2005, respectively       108,576         73,401
   Additional paid-in capital                       302,107        196,582
   Other Comprehensive Income (Loss)               (318,500)      (267,500)
   Retained Earnings Deficit                       (411,742)      (173,649)
                                               ------------- --------------
     Total Shareholders' Deficit                   (319,559)      (171,166)
                                               ------------- --------------
     Total Liabilities and
     Shareholders' Deficit                     $    411,661  $     481,097
                                               ============= ==============

          See accompanying notes to financial statements

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                             From
                                        Three Months         Inception
                                      Ended December 31,     April 30, 2001 to
                                     2005           2004     December 31, 2005
                                  ------------- ------------ ---------------
Income
 Rental Income                    $    121,286  $   147,749  $      845,818
                                  ------------- ------------ ---------------
Selling, General and
 Administrative Expenses               356,038      210,418       1,899,320

Depreciation                             3,341            -           3,341

Interest Expense                             -            -               -
                                  ------------- ------------ ---------------
Income (Loss) From Operations         (238,093)     (62,939)      1,902,661

Gain on sale of Business                     -            -         645,000

Income Tax                                   -            -               -
                                  ------------- ------------ ---------------

Net Income (Loss)                 $   (238,093) $   (62,939) $     (411,843)
                                  ============= ============ ===============
Loss Per Common Share
   Basic                          $    (0.0137) $   (0.0043)
                                  ============= ============
Basic weighted Average
 Number of Common
 Shares Outstanding                 17,426,241   14,604,067
                                  ============= ============





          See accompanying notes to financial statements


                 AQUENTIUM, INC. AND SUBSIDIARIES
                  ( A DEVELOPMENT-STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                                     From
                                                 Three Months        Inception
                                               Ended December 31,    April 30, 2001 to
                                               2005         2004     December 31, 2005
                                          ------------- ------------ ---------------
Cash Flows From Operating Activities:
  Net income (loss)                       $   (238,093) $   (62,939) $     (411,742)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation                                3,341            -           4,068
     Stock for services                        140,700            -         274,080
  Changes in operating assets and liabilities:
     Stock options compensation                      -            -         100,000
     Impairment expenses                             -            -           3,638
     Accounts receivable                             -            -            (871)
     Accounts payable and accrued expense        7,266          907            (883)
     Deposit                                     2,500            -          45,000
     Related party payable                      60,000       60,000         532,000
                                          ------------- ------------ ---------------

     Net Cash Used In Operating Activities     (24,286)      (2,032)        (99,210)
                                          ------------- ------------ ---------------
Cash Flows From Investing Activities:
  Purchase of fixed assets                           -            -         (51,261)
  Purchase of patent                                 -            -          (5,000)
  Disposition of subsidiary                          -            -          15,080
  Write of- subsidiary investment                    -            -           9,900
                                          ------------- ------------ ---------------

     Net Cash Used In Investing Activities           -            -         (31,281)
                                          ------------- ------------ ---------------
Cash Flows From Financing Activities:
  Cash acquired-acquisition                          -            -           4,462
  Loan-Other                                         -            -           1,500
  Advances - related parties                     9,191            -         138,023
  Capital contribution - founder                     -            -             500
  Capital contribution - office space                -            -           9,000
                                          ------------- ------------ ---------------
     Net Cash Provided By Financing Activities   9,191            -         153,485
                                          ------------- ------------ ---------------

Net Decrease In Cash                           (15,095)      (2,032)              -

Cash at Beginning of Period                     38,089       20,530               -
                                          ------------- ------------ ---------------

Cash at End of Period                     $     22,944  $    18,498  $       22,944
                                          ============= ============ ===============



                                5

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                                     From
                                                Three Months         Inception
                                              Ended December 31,     April 30, 2001 to
                                               2005         2004     December 31, 2005
                                          ------------- ------------ ---------------
Non-Monetary Transactions
   Stock for services  7,035,000 shares
   and 13,704,000 respectively; all
   issued @ $ 0.02 per share              $    140,700  $         -  $      274,080

   Issue of 2,000 shares of stock
   for debt settlement                               -            -              40

   1,150,000 common shares issued for
   acquisitions at $0.02 per share                   -            -          23,000

   Issue 3,000,000 shares for salary
   at $0.02 per share                                -            -          60,000

   Issue stock for patent pending
   4,000 shares @ 1.00 per share                     -            -           4,000





          See accompanying notes to financial statements

                                6




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

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2005 included in our Annual Report on Form 10-K, filed on April 7, 2006. Certain reclassifications were made to conform to the current period presentation.

2.   BUSINESS AND HISTORY

A.   Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. ( See Note 3D " Development Stage Company.") It is an early-stage entertainment subsidiary that develops and licenses products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), the design and development of solar panels, (Charis Energy Development, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.). All the above companies were inactive during fiscal year ending September 30, 2005 and three months ended December 31, 2005.

B.  History

Aquentium Inc., a Delaware corporation, formerly WaterPur International, Inc. (the Company) was incorporated in the state of Delaware on April 3, 1987 as Arnex Investment Group, Ltd. Then the corporation name was changed to Vector Environmental Technologies, Inc. in 1993 and then to WaterPur International, Inc. in 1997. Up through September 30, 1997, WaterPur operated principally in one business segment, the development and sale of environmental technologies, primarily water purification. WaterPur became an inactive shell as of September 30, 1998.

On April 2, 2002, Aries Ventures, Inc., formerly Casmyn Corp. and holder of 100% of the 5% cumulative convertible preferred stock of WaterPur received 1,000,000 post split shares and

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

250,000 warrants in consideration for the release of any and all outstanding debts or claims that Aries has or may have against WaterPur.

On April 2, 2002 Aquentium - Delaware acquired 100% of Aquentium, Inc., a
Nevada corporation incorporated on April 30, 2001 ("Aquentium   Nevada"), in
exchange for 4,000,000 shares of its common stock. With this transaction the common stock of Aquentium - Delaware outstanding was: 5,076,014 shares with 4,000,000 held by the Aquentium shareholders, 1,000,000 held by Aries and the remaining shares of 76,014 (post reverse split 200 to 1) held by the former stockholders of WaterPur.

Aquentium   Delaware, formerly WaterPur, entered into an asset purchase agreement with Duck Marine Systems, Inc. (a British Columbia Corporation) on May 7, 1999. The agreement was rescinded April 2, 2002.

In connection with the above transactions the officers and principal stockholders of Aquentium - Delaware, on one hand and Aquentium - Delaware and
its subsidiary, Aquentium   Nevada, on the other hand, effected a mutual
release of any and all debts and claims that either party may have against each other.

In substance, the Aquentium - Delaware transaction is considered to be a capital transaction rather than a business combination. Consequently, the transaction is considered a reverse takeover and the accounting treatment will be as if Aquentium - Nevada acquired Aquentium - Delaware. Accordingly, these financial statements are the historical financial statements of Aquentium - Nevada.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Acquisitions and Dispositions

Subsequent to Aquentium - Delaware acquiring Aquentium - Nevada, the following acquisitions were made:

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

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In March 2004, Aquentium entered into 50/50 joint venture. Aquentium Hong Kong, Ltd., was formed to manufacture, market, and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years. As of December 31, 2004, the joint venture has not entered into any formal agreements.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

C.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. There were no inter-company transactions.

D.   Development Stage Company

The accompanying consolidated financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development- Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception.

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

G.  Loss Per Share

Warrants and stock options have been included in the December 31, 2005 computation of loss per share.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

H.  Long-lived Assets

Management periodically evaluates the carrying value of its long-lived assets, the patent pending for the conversion of containers to housing, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized by writing down the asset's carrying value to its fair value based on the present value of the discounted cash flows of the asset or other relevant measures. If the patent is accepted, the patent will be amortized over the 17 year patent life, subject to the above annual review process. Management believes no material impairment in the value of long-lived assets exists at December 31, 2005.

4.   INCOME TAXES

Because of ownership changes, a portion of Aquentium - Delaware's net operating losses (NOL) will not qualify as carry forwards under the Internal Revenue Code. The Company provided a valuation allowance for any remaining net operation loss, as it is presently unable to conclude that it is more likely than not that the net operating losses will be used. The net operating loss (NOL) carry forwards expire in years from 2022 to 2025.

Because of the uncertainty a 100% valuation reserve has been recorded.

5.   RELATED PARTIES TRANSACTIONS

Mart T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:
a)   Advanced $138,023 to the Company and affiliates through December 31, 2005
b) Received unpaid compensation of $532,000 as salary payable at December 31, 2005.
c) Received unpaid compensation of $60,000 for the three months ended December 31, 2005.

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

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of the building on a monthly basis for $31,128 plus taxes, insurance, landscaping and utilities. The Company has been assigned the lease rights of the other tenants in the building and will collect rents from those tenants. For the period ending December 31, 2005, the Company recorded lease expenses of $94,785 in connection with these leases. The Company has an option to purchase the building for $5.2 million.

7.   OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss are summarized below.


                                      Change in net       Total
                                      unrealized holding  accumulated other
                                      gains and losses    comprehensive
                                      on investments      income (loss)
                                      ------------------  ----------------
     Balance at September 30, 2005    $      (267,500)    $     (267,500)


                                   Current period change Current period change

                                              (51,000)           (51,000)
                                      ------------------  ----------------
     Balance at December 31, 2005     $      (318,500)    $     (318,500)
                                      ==================  ================

8.    SUBSEQUENT EVENTS

Under the terms of the stock option program, the options granted on February 21, 2003 to an officer and director of the Company expired on February 20, 2006.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are a diversified holding company in the development stage with limited income and negative working capital of $675,815 at December 31, 2005. Based upon these factors our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern unless we find additional funding.

At December 31, 2005, we own exclusive worldwide manufacturing and marketing rights for a pending patent related to a containerized habitable structure that can be transformed into a rudimentary home in the case of disaster. We also hold an exclusive master distributor agreement with Tripax Engineering Co. Pty. Ltd. ("Tripax"), an Australian company, that manufactures and sells food processing equipment. In addition, we participate in a 50/50 joint venture through Aquentium Hong Kong, Ltd.

At December 31, 2005, we hold four wholly-owned subsidiaries, including Canby Group Inc., which is seeking entertainment projects to develop and fund, and Charis Energy Development, Inc., which is in the research and development stage for solar panels. Our other subsidiaries, Environmental Waste Management and USA Public Auction, Inc., are inactive.

Historically, we have relied on capital contributions from management and income from subleasing of the manufacturing facility for cash. We also issue our common stock to pay for costs, services, operating leases and our acquisitions to avoid depleting our cash. Our plan in the short term is to continue to seek funding for development of the products for our marketing and distribution agreements. If sufficient funding is obtained, we may also develop the business plans of one or more of our subsidiaries. In addition, we will continue to seek out and may acquire other business opportunities with profitable operations or with the potential to develop profitable operations.

Our main challenge for the foreseeable future is to obtain funding to develop products and operations for our marketing/distributor agreements. At December 31, 2005, we have not finalized agreements for additional funding for any subsidiary or marketing/distributor agreements. Our success in obtaining funding will depend upon our ability to sell our common stock or to borrow on terms that are financially advantageous to us. If we are unable to obtain financing, then we will not be able to develop operations for our marketing and distribution agreements and our subsidiaries will remain inactive.

Subsequent to the three month period ended December 31, 2005: In January 2006 the United States Patent Office granted Patent No. 6,983,567 to Mr. Coitti for the containerized habitable structure. In March 2006 we completed the construction of the disaster-relief housing model unit for demonstrations.
The unit is a 20 foot shipping container that expands to a 450 square foot house complete with electricity and plumbing. It includes two bedrooms, a bathroom with a shower, a kitchen with appliances and a living room. These structures may be constructed on a grid system or fully self-sufficient, or a combination of both. We intend to devise systems to be used in the structures that provide purified water and use solar technology for electricity.

In April 2006 we incorporated H.E.R.E International, Inc., which stands for Housing & Emergency Relief Efforts, in the state of Colorado. This subsidiary will manufacture and market our re-usable disaster-relief housing structures

In January 2006 Aquentium Hong Kong, Ltd., announced a memorandum of understanding with Faaco Telecom to provide a telecommunication mobile phone system in the Republic of Somaliland. Negotiations continue in this matter, but we cannot guarantee that a firm agreement will result from the negotiations.

Liquidity and Capital Resources

We cannot satisfy our cash requirements. At December 31, 2005, we had $22,994 cash on hand and total assets of $55,405. Net cash used by operating activities was $24,286 for the three month period ended December 31, 2005 (the "2006 first quarter") compared to net cash used by operating activities of $2,032 for the three month period ended December 31, 2004 (the "2005 first quarter"). Management anticipates that we will need to raise approximately $1 to $5 million during the next twelve months to expand our operations.

Our income for the 2006 and 2005 first quarters was primarily from subleasing space in a manufacturing facility that we lease in North Palm Springs, California. We recorded income of $121,286 for the 2006 first quarter compared to income of $147,749 for the 2005 first quarter. The rental income decreased in the 2006 first quarter due to the termination in August 2005 of a month-to-month lease representing approximately 50% of our rental income at that time.

During the 2006 first quarter we issued shares of our common stock to pay for services rather than deplete our cash. We issued an aggregate of 7,035,000 shares valued at approximately $140,700 for services. We issued shares for consulting services related to business development and web design. We also issued shares for welding, investor relations and media relations services. (See Part II, Item 2, below).

Financing

Management anticipates net losses to continue in the foreseeable future and there can be no assurance that future revenue, if any, will be adequate to absorb operation and other expense. During the 2006 first quarter we relied on advances of $9,191 from our President and Chief Executive Officer, Mark T. Taggatz. We expect that any additional capital will likely be provided by future advances from related parties or private placements of our common stock. Mr. Taggatz advanced funds to us during prior periods and we anticipate that he or our stockholders may provide future advances. However, we have not entered into written agreements with these persons and, therefore, these persons are not obligated to provide advances.

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

Commitments and Contingencies

Our commitments consist of a monthly lease and total current liabilities. We lease an 84,772 square-foot manufacturing building on a monthly basis for $32,500 per month. The lease rights of the other tenants in the building have been assigned to us and we collect the rents.

Our total current liabilities at December 31, 2005, were $731,220, with $532,000 representing accrued salaries of $522,000 payable to Mr. Taggatz and $10,000 payable to his wife, Sherry Wilson, and $138,023 owed to Mr. Taggatz for advances. We are unable to satisfy these obligations with cash on hand or with revenue. We may repay these obligations with cash, when available, or we may convert them into common stock.

Results of Operations

Our fiscal year ends September 30 and the following discussions are based on the consolidated operations of Aquentium for the first quarters ended December 31, 2005 and 2004. These discussions should be read in conjunction with our financial statements included in this report at Part I, Item 1, above.

   Summary Comparison of 2006 and 2005 First Quarter Operations
   ------------------------------------------------------------

                                     Three months ended  Three months ended
                                     December 31, 2005   December 31, 2004
                                     ------------------  ------------------
Income                               $         121,286   $         147,479

Selling, general and administrative            356,139             210,418
 expenses

Loss from operations                          (238,093)            (62,939)

Net loss                                      (238,093)            (62,939)

Loss per common share basic          $          (0.014)  $          (0.004)

Income for the 2006 and 2005 first quarters was primarily rental income from subleasing the manufacturing facility we lease. Selling, general and administrative expenses increased in the 2006 first quarter compared to the 2005 first quarter primarily due increases in professional fees and increases in other expense. We recorded lease expenses of $94,785 for 2006 first quarter and lease expenses of $93,385 for the 2005 first quarter.

Management anticipates that net losses will continue for the foreseeable future until we recognize revenues from operations.


Factors Affecting Future Performance

      We need additional external capital and may be unable to raise it.

Based on our current plan we believe we may require at least $1 to $5 million in additional financing within the next twelve months to develop our operations. Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans. If we borrow funds, we could be forced to use a large portion of our future revenues to repay principal and interest on those loans. If we issue our securities for capital, the interests of our shareholders will be diluted.

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

From time to time, we evaluate potential acquisitions of businesses, services, products, or technologies. These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and recognition of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies; the diversion of our management's attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and, the potential loss of key employees of the acquired company. We cannot assure that we will be successful in developing and implementing a business strategy that provides for continued growth of all of our business plans or our subsidiaries' business plans.

Off-balance Sheet Arrangements

None.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were not effective as they relate to the timely filing of our reports. We are taking steps to improve the timeliness of our periodic reports. We have engaged a new accounting service to process our financial information in a timely manner and will initiate new procedures to process and summarize our non-financial information to improve the timeliness of our periodic reports.

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

The following discussions describe all securities sold without registration that have not been previously reported.

On October 3, 2005, we issued 5,000 common shares to Eugene L. Fritz and 5,000 common shares to Eugene Miller in consideration for welding services valued at $200. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On October 15, 2005, we issued 200,000 common shares to Ray Guthrie in consideration for web design consulting services valued at $4,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On October 31, 2005, we issued 500,000 common shares to Albert Cantong in consideration for business development consulting services valued at $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On November 25, 2005, we issued 3,500,000 common shares to Wall Street Marketing Group, Inc. in consideration for investor relations services valued at $70,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On December 1, 2005, we issued 25,000 common shares to Charles Harding in consideration for consulting services valued at $500. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On December 9, 2005, we issued 2,800,000 common shares to Advantage Link, Inc. in consideration for media relations services valued at $56,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

Part I Exhibits

31.1   Chief Executive Officer Certification
31.2   Principal Financial Officer Certification
32.1   Section 1350 Certification

Part II Exhibits

2.1 Agreement for the Exchange of Common Stock between Aquentium and Charis Energy Development, Inc., dated December 5, 2003 (Incorporated by reference to exhibit 2.1 to Form 8-K filed December 22, 2003)
2.2 Agreement for the Exchange of Common Stock between Aquentium and Environmental Waste Management, Inc., dated January 6, 2004 (Incorporated by reference to exhibit 2.1 to Form 8-K filed February 2,
       2004)
3.1 Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)
 3.2   By-laws of Aquentium, as amended  (Incorporated by reference to exhibit
       3.3 for Form 10-KSB, as amended, filed on February 13, 2003)
10.1 Lease agreement between Aquentium and Tennant Desert Properties, LLC, dated December 19, 2003 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed December 29, 2003)
10.2 Exclusive Licensing Agreement of US Patent Application 10/284,748 between Aquentium and Thomas Ciotti, dated November 5, 2004
      (Incorporated by reference to exhibit 10.1 for Form 8-K, filed November
       17, 2004)
10.3 Distributor Agreement between Aquentium and Tripax Engineering Co. Pty. Ltd., dated August 8, 2005.
21.1 Subsidiaries of Aquentium (Incorporated by reference to exhibit 21.1 for 10-KSB, filed January 13, 2005)


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AQUENTIUM, INC.

                                   /S/ Mark T. Taggatz
Date: August 8, 2006            By: ___________________________________
                                   Mark T. Taggatz
                                   Chairman of the Board, President,
                                   Chief Executive Officer,
                                   Secretary/Treasurer,
                                   Principal Financial and Accounting
                                   Officer