Form 10QSB
period 2006-03-31
AQUENTIUM INC
filed 2006-08-11
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2006


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
      ACT OF 1934

      Commission file number: 000-23402

                         AQUENTIUM, INC.
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Delaware                             11-2863244
    ------------------------          ---------------------------------
    (State of incorporation)          (IRS Employer Identification No.)

          19-125 North Indian Avenue, P.O. Box 580943,
               North Palm Springs, California 92258
   -----------------------------------------------------------
             (Address of principal executive offices)

                          (760) 329-4139
   ------------------------------------------------------------
                   (Issuer's telephone number)

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

As of March 31, 2006, Aquentium, Inc. had 21,715,154 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements................................................2
         Balance Sheet as of March 31, 2006 and September 30, 2005...........3
         Statements of Operations For the Three and Six Months Ended
         March 31, 2006 and March 31, 2005...................................4
         Statements of Cash Flows For Three and Six Months Ended
         March 31, 2006 and March 31, 2005...................................5
         Notes to Financial Statements.......................................7

Item 2.  Management's Discussion and Analysis and Plan of Operation.........13

Item 3.  Controls and Procedures............................................16

                    PART II: OTHER INFORMATION

Item 6.  Exhibits...........................................................16

Signatures..................................................................17




                 _______________________________


                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended March 31, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended March 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 2006

                              ASSETS

                                                     March 31    September 30
                                                       2006          2005
                                                  ------------- -------------
                                                   (Unaudited)    (Audited)

Current Assets
   Cash                                           $      2,982  $     38,089
   Receivables                                             871           871
   Inventory                                            31,540        31,540
   Prepaid expense                                         103           103
                                                  ------------- -------------
      Total current assets                              35,496        70,603

Fixed Assets net of depreciation of
 $7,410 and $747 respectively                           12,311        18,993
Investments                                            433,500       382,500
Intangible assets                                        4,000         4,000
Patents                                                  5,000         5,000
                                                  ------------- -------------
      Total Assets                                $    490,308  $    481,097
                                                  ============= =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                     14,197         6,931
   Loan payable-others                                   1,500         1,500
   Deposits                                             45,500        43,000
   Advances - related parties                          137,620       128,832
   Salaries payable - related parties                  592,000       472,000
                                                  ------------- -------------
      Total Current Liabilities                        790,817       652,263
                                                  ------------- -------------
      Total Liabilities                                790,817       652,263
                                                  ------------- -------------
Shareholders' Deficit
   Preferred shares, par value $0.00001
     10,000,000 authorized; 0 issued and
     outstanding                                             -             -
   Common stock, par value $0.005
     authorized 100,000,000 shares,
     issued and outstanding 21,715,154 and
     14,480,154 as of December 31, 2005 and
     September 30, 2005 respectively                   108,576        73,401
   Additional paid-in capital                          302,107       196,582
   Other Comprehensive Income (Loss)                  (216,500)     (267,500)
   Retained Earnings (Deficit)                        (494,692)     (173,649)
                                                  ------------- -------------
       Total Shareholders' Deficit                    (300,509)     (171,166)
                                                  ------------- -------------
       Total Liabilities and
       Shareholders' Deficit                      $    490,308  $    481,097
                                                  ============= =============

          See accompanying notes to financial statements




                        AQUENTIUM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months                   Six Months        From Inception
                                       Ended March 31,                Ended March 31,    April 30, 2001 to
                                      2006            2005         2006         2005     March 31, 2006
                                -------------- ------------- ------------- ------------- -----------------
Income
  Rental Income                 $     130,472  $    173,039  $    251,758  $    320,518  $    976,290
                                -------------- ------------- ------------- ------------- -------------
Selling, General and
  Administrative Expenses             210,081       221,144       566,119       431,562     2,109,300

Depreciation                            3,341             -         6,682             -         6,682

Interest Expense                            -             -             -             -             -
                                -------------- ------------- ------------- ------------- -------------
Income (Loss) From Operations         (82,950)      (48,105)     (321,043)     (111,044)   (1,139,692)

Gain on sale of Business                    -             -             -             -       645,000

Income Tax                                  -             -             -             -             -
                                -------------- ------------- ------------- ------------- -------------

Net Income (Loss)               $     (82,950) $    (48,105) $   (321,043) $   (111,044) $   (494,692)
                                ============== ============= ============= ============= =============
Loss Per Common Share
   Basic                        $      (0.038) $    (0.0033) $    (0.0165) $    (0.0076)
                                ============== ============= ============= =============
Basic weighted Average
Number of Common
Shares Outstanding                 21,715,154    14,641,642    19,512,517    14,680,154
                                ============== ============= ============= =============




                 See accompanying notes to financial statements




                        AQUENTIUM, INC. AND SUBSIDIARIES
                         ( A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     From
                                                  Six Months         Inception
                                                Ended March 31,      April 30, 2001 to
                                               2006         2005     March 31, 2006
                                          ------------- ------------ ---------------
Cash Flows From Operating Activities:
  Net income (loss)                       $   (321,043) $  (111,044) $     (494,692)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                                 6,682            -           7,409
    Stock for services                         140,700            -         274,080
    Gain on exchange for stock                       -            -        (645,000)
  Changes in operating assets and liabilities:
    Stock options compensation                       -            -         100,000
    Impairment expenses                              -            -           3,638
    Accounts receivable                              -            -            (871)
    Accounts payable and accrued expense         7,266       32,550            (883)
    Deposit                                      2,500            -          45,500
    Related party payable                      120,000      120,000         592,000
                                          ------------- ------------ ---------------
    Net Cash Used In Operating Activities      (43,895)      41,506        (118,819)
                                          ------------- ------------ ---------------
Cash Flows From Investing Activities:
  Purchase of fixed assets                           -            -         (51,261)
  Purchase of patent                                 -            -          (5,000)
  Disposition of subsidiary                          -            -          15,080
  Write of- subsidiary investment                    -            -           9,900
                                          ------------- ------------ ---------------

    Net Cash Used In Investing Activities            -            -         (31,281)
                                          ------------- ------------ ---------------
Cash Flows From Financing Activities:
  Cash acquired-acquisition                          -            -           4,462
  Loan - Other                                       -            -           1,500
  Advances - related parties                     8,788          637         137,620
  Capital contribution - founder                     -            -             500
  Capital contribution - office space                -            -           9,000
                                          ------------- ------------ ---------------

    Net Cash Provided By Financing Activities    8,788          637         153,082
                                          ------------- ------------ ---------------

Net Increase(Decrease) In Cash                 (35,107)      42,143               -

Cash at Beginning of Period                     38,089       20,530               -
                                          ------------- ------------ ---------------

Cash at End of Period                     $      2,982  $    62,673  $        2,982
                                          ============= ============ ===============





                        AQUENTIUM, INC. AND SUBSIDIARIES
                         ( A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     From
                                                  Six Months         Inception
                                                Ended March 31,      April 30, 2001 to
                                               2006         2005     March 31, 2006
                                          ------------- ------------ ---------------
Non-Monetary Transactions
   Stock for services  7,035,000 shares
   and 13,704,000 respectively all
   issued @ $ 0.02 per share              $    140,700  $         -  $      274,080

   Issue of 2,000 shares of stock for
   debt settlement                                  -             -              40

   1,150,000 common shares issued for
   acquisitions at $0.02 per share                  -             -          23,000

   Issue 3,000,000 shares for salary
   at $0.02 per share                               -             -          60,000

   Issue stock for patent pending
   4,000 shares @ 1.00 per share          $         -   $     4,000   $       4,000




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

2.  BUSINESS AND HISTORY

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 3 D "Development Stage Company"). Its holdings include, a manufacturing company for low-income and disaster relief housing (H.E.R.E. International, Inc.), an early-stage entertainment subsidiary that develops and licenses products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), the research and development of solar panels, (Charis Energy Development, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.). All of the above companies except H.E.R.E. International, Inc., were inactive during fiscal year ending September 30, 2005 and six months ended March 31, 2006.

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

On April 2, 2002, Aries Ventures, Inc., formerly Casmyn Corp. and holder of 100% of the 5% cumulative convertible preferred stock of WaterPur received 1,000,000 post split shares and 250,000 warrants in consideration for the release of any and all outstanding debts or claims that Aries has or may have against WaterPur. On April 2, 2002 Aquentium, Inc.- Delaware acquired 100% of Aquentium, Inc., a Nevada corporation incorporated on April 30, 2001, in exchange for 4,000,000 shares of its common stock. With this transaction the common stock of Aquentium, Inc.- Delaware outstanding was: 5,076,014 shares with 4,000,000 held by the Aquentium shareholders, 1,000,000 held by Aries and the remaining shares of 76,014 (post reverse split 200 to 1) held by the former stockholders of WaterPur.

Aquentium, Inc., a Delaware corporation, formerly WaterPur, entered into an asset purchase agreement with Duck Marine Systems, Inc. (a British Columbia Corporation) on May 7, 1999. The agreement was rescinded April 2, 2002.

In connection with the above transactions the officers and principal stockholders of Aquentium - Delaware, on one hand and Aquentium - Delaware and its subsidiary (Aquentium - Nevada) on the other hand, effected a mutual release of any and all debts and claims that either party may have against each other.

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

In March 2004, Aquentium entered into 50/50 joint venture. Aquentium Hong Kong, Ltd., was formed to manufacture, market, and sell Aquentium products and/or services, if any, in Asia for a period of 10 years. As of December 31, 2004, the joint venture has not entered into any formal agreements.

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

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


G.  Long-lived Assets

Management periodically evaluates the carrying value of its long-lived assets, the license for a patent pending for the conversion of containers to housing, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized by writing down the asset's carrying value to its fair value based on the present value of the discounted cash flows of the asset or other relevant measures. If the patent is accepted, the patent will be amortized over the 17 year patent life, subject to the above annual review process. Management believes no material impairment in the value of long-lived assets exists at March 31, 2006.

4.  DEFERRED INCOME TAXES

Because of ownership changes, a portion of Aquentium - Delaware's net operating losses (NOL) will not qualify as carry forwards under the Internal Revenue Code. The Company provided evaluation allowance for any remaining net operation loss, as it is presently unable to conclude that it is more likely than not that the net operating losses will be used. The net operating loss
(NOL) carry forwards expire in years from 2022 to 2025. Because of the uncertainty, a 100% valuation reserve has been recorded.

5.   RELATED PARTIES TRANSACTIONS

Mart T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:
a)   Advanced $137,620 to the Company and affiliates through March 31, 2006
b) Received unpaid compensation of $592,000 as salary payable at March 31, 2006.
c) Received unpaid compensation of $60,000 for the three months ended March 31, 2006.

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

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of the building on a monthly basis for $31,128 plus taxes, insurance, landscaping and utilities. The Company has been assigned the lease rights of the other tenants in the building and will collect rents from those tenants. For the period ending March 31, 2006, the Company recorded lease expenses of $189,571 in connection with these leases. The Company has an option to purchase the building for $5.2 million.

7.  OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss are summarized below.


                                      Change in net       Total
                                      unrealized holding  accumulated other
                                      gains and losses    comprehensive
                                      on investments      income (loss)
                                      ------------------  ----------------
     Balance at September 30, 2005    $        (267,500)  $      (267,500)

                                   Current period change Current period change

                                                 51,000            51,000
                                      ------------------  ----------------

     Balance at March 31, 2006        $        (216,500)  $      (216,500)
                                      ==================  ================

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are a diversified holding company in the development stage with limited revenues and negative working capital of $755,321 at March 31, 2006. Based upon these factors our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern unless we find additional funding.

At March 31, 2006, we own exclusive worldwide manufacturing and marketing rights for a patent related to a containerized habitable structure that can be transformed into a rudimentary home in the case of disaster. We also hold an exclusive master distributor agreement with Tripax Engineering Co. Pty. Ltd. ("Tripax"), an Australian company, that manufactures and sells food processing equipment. In addition, we participate in a 50/50 joint venture through Aquentium Hong Kong, Ltd.

At March 31, 2006, we hold four wholly-owned subsidiaries, including Canby Group Inc., which is seeking entertainment projects to fund, and Charis Energy Development, Inc., which is in the research and development stage for solar panels. Our other subsidiaries, Environmental Waste Management and USA Public Auction, Inc., are inactive.

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

Our main challenge for the foreseeable future is to obtain funding to develop products and operations for our marketing or distributor agreements. At March 31, 2006, we have not finalized agreements for additional funding for any subsidiary or marketing or distributor agreements. Our success in obtaining funding will depend upon our ability to sell our common stock or to borrow on terms that are financially advantageous to us. If we are unable to obtain financing, then we will not be able to develop operations for our marketing and distribution agreements and our subsidiaries will remain inactive.

Liquidity and Capital Resources

We cannot satisfy our cash requirements and will need to raise capital externally during the next twelve months. At March 31, 2006, we had $2,982 cash on hand and we have not recorded revenue from operations. However, we have recorded rental revenue of $251,758 from subleasing space in the manufacturing facility that we lease in North Palm Springs, California. Our operating expenses are primarily related to salaries, rental expense and professional fees and these expenses will increase if we launch operations for our marketing and distributor agreements or launch operations of a subsidiary.

Historically, we have relied on capital contributions from management and income from subleasing of the manufacturing facility we lease for our cash. We also issue our common stock to pay for costs, services, operating leases and our acquisitions to avoid depleting our cash. Our plan in the short term is to continue to seek funding for development of the products for our marketing and distribution agreements. If sufficient funding is obtained, we may also develop the business plans of one or more of our subsidiaries. In addition, we will continue to seek out and may acquire other business opportunities with profitable operations or with the potential to develop profitable operations.

Financing

Management anticipates that we will need to raise approximately $1 to $5 million during the next twelve months to expand our subsidiaries' operations. Management anticipates net losses to continue in the foreseeable future and there can be no assurance that future income, if any, will be adequate to absorb operation and other expense. We recorded net cash provided from financing activities of $8,788 during the 2006 six month period compared to net cash provided from financing activities of $637 for the 2005 six month period. For both the 2006 and 2005 six month periods the financing activities were primarily advances from our President and Chief Executive Officer, Mark
T. Taggatz.

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

Our total current liabilities at March 31, 2006, were $790,817, with $592,000 representing accrued salaries payable to management and $137,620 owed to Mr. Taggatz for advances. We are unable to satisfy these obligations with cash on hand or with income. We may repay these obligations with cash, when available, or we may convert them into common stock.

Results of Operations

Our fiscal year ends September 30 and the following discussions are based on the consolidated operations of Aquentium for the three and six month periods ended March 31, 2006 and 2005. These discussions should be read in conjunction with our financial statements included in this report at Part I, Item 1, above.

          Summary Comparison of 2006 and 2005 Operations
         -----------------------------------------------

                         Three month period ended     Six month period ended
                       Mar.31, 2006  Mar.31, 2005  Mar.31, 2006  Mar.31, 2005
                       ------------- ------------- ------------- -------------
Income                 $    130,472  $    173,039  $    251,758  $    320,518

Selling, general and        210,081       221,144       566,119       431,562
 administrative expenses

Loss from operations        (82,950)      (48,105)     (321,043)     (111,044)

Net loss                    (82,950)      (48,105)     (321,043)     (111,044)

Loss per common
 share basic           $     (0.038) $     (0.003) $     (0.017) $     (0.008)

Income for the 2006 and 2005 comparable periods was primarily rental income from tenants of the manufacturing facility we lease.

Selling, general and administrative expenses remained relatively the same for the three month period ended March 31, 2006 (the "2006 second quarter") and the three month period ended March 31, 2005 (the "2005 second quarter"). But these expenses increased in the 2006 six month period compared to the 2005 six month period primarily due to increases in professional fees and increases in other expense.

Management anticipates that net losses will continue for the foreseeable future until we recognize revenues from operations.


Factors Affecting Future Performance

      We need additional external capital and may be unable to raise it.

Based on our current plan we believe we may require at least $1 to $5 million in additional financing within the next twelve months to develop our operations. Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us. We may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans. If we borrow funds, we could be forced to use a large portion of our future incomes to repay principal and interest on those loans. If we issue our securities for capital, the interests of our shareholders will be diluted.

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

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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