Form 10QSB
period 2006-06-30
AQUENTIUM INC
filed 2006-09-11
CIK 918997

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
      ACT OF 1934

     Commission file number: 000-23402


                         AQUENTIUM, INC.
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

              Delaware                     11-2863244
      -----------------------     --------------------------------
      (State of incorporation)   (IRS Employer Identification No.)

19125 North Indian Avenue, PO Box 580943, North Palm Springs, California 92258
------------------------------------------------------------------------------
             (Address of principal executive offices)

                          (760) 329-4139
                    -------------------------
                   (Issuer's telephone number)

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

As of July 17, 2006, Aquentium, Inc. had 21,715,154 shares of common stock issued and outstanding.

Transitional small business disclosure format:                 Yes [ ]  No [X]

                        TABLE OF CONTENTS

     PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements................................................2
         Balance Sheet as of June 30, 2006 and December 31, 2005.............3
         Statements of Operations For the Three and Nine Months
           Ended June 30, 2006 and June 30,2005..............................4
         Statements of Cash Flows For Three and Nine Months
           Ended June 30, 2006 and June 30, 2005.............................5
         Notes to Financial Statements.......................................7

Item 2.  Management's Discussion and Analysis and Plan of Operation.........12

Item 3.  Controls and Procedures............................................15

                    PART II: OTHER INFORMATION

Item 6.  Exhibits...........................................................15

Signatures..................................................................16






_______________________________



                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended June 30, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended June 30, 2006 are not necessarily indicative of results to be expected for any subsequent period.

                 AQUENTIUM, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT-STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                          JUNE 30, 2006

                              ASSETS
                                                   June 30,    September 30,
                                                      2006         2005
                                                 ------------- -------------
                                                  (unaudited)    (audited)
Current Assets
   Cash                                          $      9,827  $     38,089
   Receivables                                            871           871
   Inventory                                           31,540        31,540
   Prepaid expense                                        103           103
                                                 ------------- -------------
     Total current assets                              42,341        70,603

Fixed Assets net of depreciation of $10,750
  and $727 respectively                                 8,970        18,993
Investments                                            30,000       382,500
Intangible assets                                       4,000         4,000
Patents                                                 5,000         5,000
                                                 ------------- -------------
     Total Assets                                $     90,312  $    481,097
                                                 ============= =============

              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                              $     14,197  $      6,931
   Loan payable-others                                  1,500         1,500
   Deposits                                            45,500        43,000
   Advances-related parties                                 -       128,832
   Salaries payable- related parties                  444,620       472,000
                                                 ------------- -------------
     Total Current Liabilities                        505,817       652,263
                                                 ------------- -------------
     Total Liabilities                                505,817       652,263
                                                 ------------- -------------
Shareholders' Equity (Deficit)
   Preferred shares, par value $0.00001
     10,000,000 authorized;
     0 issued and outstanding                               -             -
   Common stock, par value $0.005 authorized
     100,000,000 shares, issued and outstanding
     21,715,154 and 14,480,154 as of December 31,
     2005 and September 30, 2005 respectively         108,576        73,401
   Additional paid-in capital                         302,107       196,582
   Other Comprehensive Income (Loss)                        -      (267,500)
   Retained Earnings Deficit                         (826,188)     (173,649)
                                                 ------------- -------------
     Total Shareholders' Deficit                     (415,505)     (171,166)
                                                 ------------- -------------
     Total Liabilities and Shareholders' Equity  $     90,312  $    481,097
                                                 ============= =============

          See accompanying notes to financial statements




                         AQUENTIUM, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT-STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                             Three Months              Nine Months         From Inception
                                             Ended June 30,           Ended June 30,       April 30, 2001
                                            2006         2005        2006          2005    to June 30, 2006
                                      ------------ ------------ ------------ ------------- ---------------
Income
  Rental Income                       $   128,580  $   191,635  $   380,339  $    512,152  $   1,104,871
                                      ------------ ------------ ------------ ------------- ---------------
Selling, General and
  Administrative Expenses                 181,736      225,384      747,854       656,945      2,291,035

Depreciation                                3,341           94       10,024            94         10,750

Interest Expense                                -            -            -             -              -
                                      ------------ ------------ ------------ ------------- --------------
Income (Loss) From Operations             (56,496)     (33,843)    (377,539)     (144,887)    (1,196,914)

Gain(loss) on sale of
  investment/business                    (275,000)           -     (275,000)            -        370,000

Income Tax                                      -            -            -             -              -
                                      ------------ ------------ ------------ ------------- --------------

Net Income (Loss                      $  (331,496) $   (33,843) $  (652,539) $   (144,887) $    (826,914)
                                      ============ ============ ============ ============= ==============

Loss Per Common Share                 $   (0.0152) $   (0.0023) $   (0.0322) $    (0.0099)
                                      ============ ============ ============ =============
Basic Weighted Average Number
 of Common Shares Outstanding          21,715,154   14,680,154   20,257,077    14,654,513
                                      ============ ============ ============ =============





                  See accompanying notes to financial statements





                        AQUENTIUM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT-STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine months         From Inception
                                                                       June 30,          April 30, 2001 to
                                                                  2006          2005     June 30, 2006
                                                             ------------- ------------- -----------------
Cash Flows From Operating Activities:
  Net income (loss)                                          $   (652,539) $   (144,887) $      (826,188)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                                 10,023            94           10,750
      Stock for services                                          140,700             -          649,080
      Loss on exchange for stock                                  275,000             -         (370,000)
  Changes in operating assets and liabilities:
      Stock options compensation                                        -             -          100,000
      Impairment expenses                                               -             -            3,638
      Accounts receivable                                               -             -             (871)
      Accounts payable and accrued expense                          7,266        47,910             (883)
      Deposit                                                       2,500             -           45,500
      Other assets                                                      -       (31,540)               -
      Related party payable                                       180,000       180,000          277,000
                                                             ------------- ------------- -----------------

      Net Cash Used In Operating Activities                       (37,050)       51,577         (111,974)
                                                             ------------- ------------- -----------------
Cash Flows From Investing Activities:
  Purchase of fixed assets                                              -        (6,699)         (51,261)
  Purchase of patent                                                    -        (5,000)          (5,000)
  Disposition of subsidiary                                             -             -           15,080
  Loss- investment                                                      -             -            9,900
                                                             ------------- ------------- -----------------
    Net Cash Used In Investing Activities                               -       (11,699)         (31,281)
                                                             ------------- ------------- -----------------
Cash Flows From Financing Activities:
  Cash acquired-acquisition                                             -             -            4,462
  Loan-Other                                                            -           400            1,500
  Advances - related parties                                        8,788        25,637          137,620
  Capital contribution - founder                                        -             -              500
  Capital contribution - office space                                   -             -            9,000
                                                             ------------- ------------- -----------------
    Net Cash Provided By Financing Activities                       8,788        26,037          153,082
                                                             ------------- ------------- -----------------

Net Increase (Decrease) In Cash                                   (28,262)       65,915                -

Cash at Beginning of Period                                        38,089        20,530                -
                                                             ------------- ------------- -----------------
Cash at End of Period                                        $      9,827  $     86,445  $         9,827
                                                             ============= ============= =================
Non-Monetary Transactions





  Stock for services 7,035,000 shares and 13,704,000
  respectively all issued @ $0.02 per share                  $    140,700  $          -  $       274,080

  Issue of 2,000 shares of stock for debt settlement                    -             -               40

  1,150,000 common shares issued for acquisitions at
  $0.02 per share                                                       -             -           23,000

  Issue 3,000,000 shares for salary at $0.02 per share                  -             -           60,000

  Issue stock for patent pending 4,000 shares
  @ $1.00 per share                                          $      4,000  $          -  $         4,000


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

2.  BUSINESS AND HISTORY

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 3 D "Development Stage Company"). Its holdings include a public relations and consulting service and an early-stage entertainment division that develops and licenses products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), the design and development of solar panels, (Charis Energy Development, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.). All the above companies were inactive during fiscal year ending September 30, 2005 and nine months ended June 30, 2006.

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

In March 2004 the Company agreed to rescind the acquisition and sale of FAST by canceling the 500,000 shares of Aquentium common stock issued for the acquisition and FAST agreed to cancel the 500,000 ten-dollar convertible preferred shares.

On August 9, 2002, 100% of USA Public Auction, Inc. was acquired for 250,000 common shares at $0.02 per share or $5,000. The Company acquired cash of $82 and organization costs of $4,280 (written off) resulting in goodwill of $638.

On September 9, 2002, 100% of Canby Group, Inc. was acquired for 150,000 common shares at $0.02 per share or $3,000 with no net assets.

On October 28, 2002 100% of Food Safe, Inc. a Texas corporation was acquired for 250,000 common shares valued at $5,000 in exchange for 100% of its shares. Food Safe was sold on October 29, 2003 to a publicly traded corporation (eFoodSafety.com Inc.). Aquentium received 500,000 (split 3 to 1 on December 8, 2003) restricted shares valued at $650,000 resulting in a gain of $645,000. (See Note 7: Gain (Loss) on Sale of Investments.

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

In March 2004, Aquentium entered into 50/50 joint venture. Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture market and sell Aquentium products and/or services, if any, in Asia for a period of 10 years. As of December 31, 2004, the joint venture has not entered into any formal agreements.

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

D.   Use of Estimates

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

F.  Loss Per Share

Warrants and stock options have been included in the June 30, 2006 computation of loss per share.

G.  Long-lived Assets

Management periodically evaluates the carrying value of its long-lived assets, the patent pending for the conversion of containers to housing, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized by writing down the asset's carrying value to its fair value based on the present value of the discounted cash flows of the asset or other relevant measures. If the patent is accepted, the patent will be amortized over the 17 year patent life, subject to the above annual review process. Management believes no material impairment in the value of long-lived assets exists at June 30, 2006

4.  DEFERRED INCOME TAXES

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

5.  RELATED PARTIES TRANSACTIONS

Mart T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:
a) Advanced $137,620 to the Company and affiliates through June 30, 2006 which as of the same date has been reduced to zero. (See Note 7: Gain
     (Loss) on Sale of Investments)
b) Had outstanding unpaid compensation of $444,620 as salary payable at June 30, 2006 which is the net result of accrued compensation of $60,000 for the three months ended June 30, 2006 and receiving 829,520 shares held as an investment by the Company reducing the unpaid compensation by $207,380. (See Note 7: Gain (Loss) on Sale of Investments)

Sherry L. Wilson (spouse of Mark T, Taggatz) had the following transactions with the Company:
a) Received unpaid compensation aggregating $10,000 as salary payable at September 30, 2004,
b)   Received 2,000,000 shares of common stock valued at $0.02 per share or
     $40,000 for consulting services.   Also, 500,000 shares of common stock
     valued at $0.02 per share were issued for reimbursement of expenses paid on behalf of the Company.

6.  COMMITMENTS AND CONTINGENCIES

On December 13, 2003, the Company leased 10,000 square feet of a building in North Palm Springs, CA for $4,500 per month. The lease was for a three month term with an option to pay on a month to month basis beginning with the fourth month.

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of the building on a monthly basis for $31,128 plus taxes, insurance, landscaping and utilities. The Company has been assigned the lease rights of the other tenants in the building and will collect rents from those tenants. For the period ending June 30, 2006, the Company recorded lease expenses of $189,571 in connection with these leases. The Company has an option to purchase the building for $5.2 million.

7.   GAIN (LOSS) ON SALE OF INVESTMENT

On June 30, 2006 the Company exchanged the investment shares held by the company of a publicly held company. 1,500,000 shares valued at $0.25 per share or $375,000 were exchanged for accrued salary and advances to the Company due to an officer. The shares originally valued at $ 650,000 were written down to $ 375,000 resulting in a loss of $275,000.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are a diversified holding company in the development stage with limited revenues and negative working capital of $463,476 at June 30, 2006. Based upon these factors our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern unless we find additional funding.

We own exclusive worldwide manufacturing and marketing rights for a patent related to a containerized habitable structure that can be transformed into a rudimentary home in the case of disaster. In January 2006 the United States Patent Office granted Patent No. 6,983,567 to Mr. Coitti for the containerized habitable structure. In March 2006 we completed the construction of the disaster-relief housing model unit for demonstrations. The unit is a 20 foot shipping container that expands to a 450 square foot house complete with electricity and plumbing. It includes two bedrooms, a bathroom with a shower, a kitchen with appliances and a living room. These structures may be constructed on a grid system or fully self-sufficient, or a combination of both. We intend to devise systems to be used in the structures that provide purified water and use solar technology for electricity. In April 2006 we incorporated H.E.R.E International, Inc., which stands for Housing & Emergency Relief Efforts, in the state of Colorado. This subsidiary will manufacture and market our re-usable disaster-relief housing structures; however, as of the date of this filing we have not started manufacturing these structures.

We participate in a 50/50 joint venture through Aquentium Hong Kong, Ltd. In January 2006 Aquentium Hong Kong, Ltd., announced a memorandum of understanding with Faaco Telecom to provide a telecommunication mobile phone system in the Republic of Somaliland. Negotiations continue in this matter, but we cannot guarantee that a firm agreement will result from the negotiations.

We also hold an exclusive master distributor agreement with Tripax Engineering Co. Pty. Ltd. ("Tripax"), an Australian company, that manufactures and sells food processing equipment. We also have four wholly-owned subsidiaries, including Canby Group Inc., which is seeking entertainment projects to fund, and Charis Energy Development, Inc., which is in the research and development stage for solar panels. Our other subsidiaries, Environmental Waste Management and USA Public Auction, Inc., are inactive.

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

Liquidity and Capital Resources

Historically, we have relied on capital contributions from management and income from subleasing of the manufacturing facility we lease for our cash. We cannot satisfy our cash requirements and will need to raise capital externally during the next twelve months. At June 30, 2006, we had $9,827 cash on hand, but we have not recorded revenue from operations. However, we have recorded rental income of $380,339 during the nine month period ended June 30, 2006 (the "2006 nine month period") and $128,580 for the three month period ended June 30, 2006 (the "2006 third quarter") from subleasing space in the manufacturing facility that we lease in North Palm Springs, California.

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

Financing activities have primarily been advances from related parties. We recorded net cash provided from financing activities of $8,788 during the 2006 nine month period compared to net cash provided from financing activities of $26,037 for the the nine month period ended June 30, 2005 (the "2005 nine month period"). For both the 2006 and 2005 nine month periods the financing activities were primarily advances from our President and Chief
Executive Officer, Mark T. Taggatz.   We anticipate that he or our
stockholders may provide future advances. However, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances.

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

Commitments and Contingencies

Our commitments consist of a monthly lease and total current liabilities. We lease an 84,772 square-foot manufacturing building on a monthly basis for $31,128 per month. The lease rights of the other tenants in the building have been assigned to us and we collect the rents. We recorded lease expenses of $284,757 for the 2006 nine month period compared to $358,198 for the 2005 nine month period.

Our total current liabilities at June 30, 2006, were $505,817, with $444,620 representing accrued salaries payable to Mr. Taggatz. We are unable to satisfy these obligations with cash on hand or with income. We may repay these obligations with cash, when available, or we may convert them into common stock. On June 30, 2006, we satisfied a portion of Mr. Taggatz's accrued salaries and advances by transferring 1,500,000 shares of e.FoodSafety.com,Inc. common stock, valued at $375,000, to him. (See "Results of Operations", below, for more details.)

Results of Operations

Our fiscal year ends September 30 and the following discussions are based on the consolidated operations of Aquentium for the nine month periods ended June 30, 2006 and 2005 and the three month periods ended June 30, 2006 and 2005. These discussions should be read in conjunction with our financial statements included in this report at Part I, Item 1, above.


          Summary Comparison of 2006 and 2005 Operations
         -----------------------------------------------

                      Three month period ended      Nine month period ended
                     June 30, 2006 June 30, 2005 June 30, 2006 June 30, 2005
                     ------------- ------------- ------------- -------------
Income               $    128,580  $    191,635  $    380,339  $    512,152

Selling, general and      181,736       225,384       747,854       656,945
administrative expenses

Depreciation                3,341            94        10,024            94

Loss from operations      (54,496)      (33,843)     (377,539)     (144,887)

Loss on sale of
investment               (275,000)            -      (275,000)            -

Net income (loss)        (331,496)      (33,843)     (652,539)     (144,887)

Loss per common
 share basic         $     (0.015) $     (0.002) $     (0.032) $     (0.009)

Income for the 2006 and 2005 comparable periods was primarily rental income from tenants of the manufacturing facility we lease.

Selling, general and administrative expenses decreased in the 2006 third quarter compared to the three month period ended June 30, 2005 ("2005 third quarter") due to decreases in professional fees. Selling, general and administrative expenses increased in the 2006 nine month period compared to the 2005 nine month period due to increases in professional fees and in other expense.

In the 2006 periods we recognized a $275,000 loss from the transfer of 1,500,000 shares of eFoodSafety.com Inc. common stock. We acquired the eFoodSafety.com, Inc. shares in October 2003 when we sold our then subsidiary, Food Safe, Inc., to eFoodSafety.com, Inc. The value of the shares was established at $650,000 on that date. Subsequently, in June 2006 we transferred the eFoodSafety.com, Inc. shares to Mr. Taggatz in consideration for accrued salary of $207,380 and advances of $137,620. The shares were valued at that time at $0.25 per share. As a result we recognized a loss of $275,000 from the transfer of these shares.

We recorded net losses and a net loss per share for both the 2006 and 2005 comparable periods. Management anticipates that net losses will continue until we recognize revenues from operations of our subsidiaries

Factors Affecting Future Performance

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

Off-balance Sheet Arrangements

None.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were not effective as they relate to the timely filing of our reports. We have taken steps to timely file our reports by engaging a new accounting service to process our financial information in a timely manner and initiating new procedures to improve the timeliness of our periodic filings.

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

31.1 Chief Executive Officer Certification
31.2 Principal Financial Officer Certification
32.1 Section 1350 Certification

Part II Exhibits

2.1 Agreement for the Exchange of Common Stock between Aquentium and Charis Energy Development, Inc., dated December 5, 2003 (Incorporated by reference to exhibit 2.1 to Form 8-K filed December 22, 2003)
2.2 Agreement for the Exchange of Common Stock between Aquentium and Environmental Waste Management, Inc., dated January 6, 2004 (Incorporated by reference to exhibit 2.1 to Form 8-K filed February 2,
     2004)
3.1 Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)
3.2 Restated by-laws of Aquentium (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed on February 13, 2003)
10.1 Lease agreement between Aquentium and Tennant Desert Properties, LLC, dated December 19, 2003 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed December 29, 2003)
10.2 Exclusive Licensing Agreement of US Patent Application 10/284,748 between Aquentium and Thomas Ciotti, dated November 5, 2004
    (Incorporated by reference to exhibit 10.1 for Form 8-K, filed November
     17, 2004)
10.3 Distributor Agreement between Aquentium and Tripax Engineering Co. Pty. Ltd., dated August 8, 2005. (Incorporated by reference to exhibit 10.3 to Form 10-QSB, filed September 19, 2005)
21.1 Subsidiaries of Aquentium (Incorporated by reference to exhibit 21.1 for 10-KSB, filed January 13, 2005)


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AQUENTIUM, INC.


                                     /S/ Mark T. Taggatz
Date: September 8, 2006          By: __________________________________
                                     Mark T. Taggatz
                                     Chairman of the Board, President,
                                     Chief Executive Officer,
                                     Secretary/Treasurer, Principal
                                     Financial and Accounting Officer