Form 10KSB
period 2006-09-30
AQUENTIUM INC
filed 2007-01-05
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: No. 0-23402

AQUENTIUM, INC.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2863244 (I.R.S. Employer Identification No.)

19125 North Indian Avenue, P.O. Box 580943, North Palm Springs, California

92258

(Address of principal executive offices)

(Zip Code)

Issuer’s telephone number:  (760) 329-4139

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]  No [X]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

State issuer’s revenue for its most recent fiscal year:   $467,252

As of December 22, 2006, the registrant had 21,715,154 shares of common stock outstanding.  On that date the aggregate market value based on the trading price for the voting and non-voting equity held by non-affiliates was approximately $615,650.

Documents incorporated by reference: None.

Transitional small business disclosure format: Yes [   ] No [X]

TABLE OF CONTENTS

PART I

Item 1.  Description of Business

3

Item 2.  Description of Property

6

Item 3.  Legal Proceedings

7

Item 4.  Submission of Matters to a Vote of Security Holders

 7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

 7

Item 6.  Management’s Discussion and Analysis or Plan of Operation

8

Item 7.  Financial Statements

 11

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

24

Item 8A.  Controls and Procedures

24

Item 8B.  Other Information

24

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

24

Item 10.  Executive Compensation

25

Item 11.  Security Ownership of Certain Beneficial Owners and Management

 and Related Stockholder Matters

25

Item 12.  Certain Relationships and Related Transactions

 27

Item 13.  Exhibits

28

Item 14.  Principal Accountant Fees and Services

28

Signatures

29

In this annual report references to “Aquentium,” “we,” “us,” and “our” refer to Aquentium, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

Aquentium, Inc. was incorporated in the state of Delaware in April 1987 as Arnex Investment Group, LTD.  In 1993 the corporation name was changed to Vector Environmental Technologies, Inc. and in 1977 the corporation name was changed to WaterPur International, Inc.  On April 2, 2002, WaterPur International entered into an agreement to acquire Aquentium, Inc., a Nevada corporation (“Aquentium-Nevada”).  WaterPur International issued 4 million shares in exchange for the 5,240,000 shares of Aquentium-Nevada. The transaction was treated as a reverse acquisition and Aquentium-Nevada became the accounting survivor.  On May 7, 2002, WaterPur International, a Delaware corporation, changed its name to Aquentium, Inc.

In August 2002 Aquentium acquired USA Public Auction, Inc., a privately held Nevada corporation.  This company had developed proprietary software designed to operate an online auction web site for new and used car dealerships.  We acquired this company by exchanging 250,000 shares of Aquentium common stock, valued at approximately $5,000, for 100% of the USA Public Auction common stock.  This subsidiary is inactive.

In September 2002 Aquentium acquired Canby Group Inc., a privately held California corporation.  This company’s business plan related to public relations and consulting services and an early-stage entertainment company.  We acquired this subsidiary by exchanging 150,000 shares of Aquentium common stock, valued at approximately $3,000, for 100% of the common stock of Canby Group.

In December 2003 Aquentium acquired Charis Energy Development, Inc., a privately held Nevada corporation.  Charis Energy is seeking solutions in the alternative energy sector, with a focus on solar energy.  We issued 1,000,000 shares of Aquentium common stock in exchange for 100% of the Charis Energy common stock.

In January 2004 Aquentium acquired Environmental Waste Management, Inc.  Environmental Waste Management’s business plan was to enter into joint venture relationships with small recycling companies.  Aquentium issued 1,080,000 shares of Aquentium common stock, valued at approximately $5,400 in exchange for 100% of that company’s outstanding shares.  This subsidiary is currently seeking joint venture relationships.

In March 2004 Aquentium formed Aquentium Hong Kong, Ltd. as a 50% joint venture with Mr. Chak Cheuk Kau, an individual who resides in Hong Kong.  The parties agreed that Aquentium-Hong Kong will manufacture, market and sell Aquentium’s products and/or services in Asia for a period of 10 years.

In April 2006 Aquentium incorporated H.E.R.E International, Inc., which stands for Housing & Emergency Relief Efforts, in the state of Colorado.  This subsidiary will market and manufacture our re-deployable disaster-relief housing structures.

Our Business

Aquentium is a holding company operating on a consolidated basis with our wholly-owned subsidiaries, which are development stage companies described below.  Aquentium has recorded rental revenue for the past two fiscal years, but have not recorded revenues from the operations of our subsidiaries.  Our focus for the next twelve months will be to obtain additional funding to develop one or more of our subsidiaries and business opportunities described below.

H.E.R.E. International, Inc.  In November 2004 Aquentium acquired the exclusive worldwide manufacturing and marketing rights for a pending patent related to a containerized habitable structure that can be transformed into a rudimentary home in the case of disaster.  These unique retrofitted structures conveniently ship as an intermodal shipping container that expand and unfold like “pop-up books” and have the strength, flexibility and durability of structural insulated panel construction.

Aquentium entered into a licensing agreement with the inventor, Theodore T. Ciotti, that granted Aquentium the exclusive worldwide manufacturing and marketing rights for the pending patent and the exclusive license to the URL “www.instantvillage.net.”  Aquentium issued 200,000 restricted shares of common stock in exchange for the exclusive worldwide manufacturing and marketing rights to the pending patent.  In January 2006 the United States Patent Office granted Patent No. 6,983,567 to Mr. Coitti.

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

Aquentium is obligated under the licensing agreement to make royalty payments per unit based on the production schedule and production totals as outlined in the licensing agreement, and to satisfy a production minimum of 30 units per quarter starting 90 days after a manufacturing facility is completed and all manufacturing materials and components are in place.  If Aquentium fails to satisfy the terms of the licensing agreement, then the worldwide marketing and manufacturing rights will change from “exclusive” to “non-exclusive” and Mr. Ciotti will be released from the non-compete clause in the licensing agreement.

In March 2006 Aquentium completed the construction of the disaster-relief housing model unit for demonstrations.  The unit is a 20 foot shipping container that expands to a 450 square foot house complete with electricity and plumbing.  It includes two bedrooms, a bathroom with a shower, a kitchen with appliances and a living room.  The structures may be constructed on a grid system or independently, or a combination of both.  We intend to devise systems to be used in the structures that provide purified water and use solar technology for electricity.

Management intends to seek federal and state grants to establish manufacturing facilities for the production of disaster-relief housing and structures.  When operational, the manufacturing facility will produce expanding, re-usable, containerized structures for disaster-relief, such as homes, clinics, offices, mini-hospitals, barracks, etc.

In September 2006 Aquentium began manufacturing structural insulated panels for structures in our plant in North Palm Springs, California.  Aquentium intends to use these structural insulated panels for our building projects, as well as market them to other home and commercial builders throughout the world.

Charis Energy   Charis Energy is currently in research and development for manufacturing and marketing of solar energy panels.  Its business plan is to obtain necessary worldwide patents for new types of solar panels and then develop a business plan to manufacture and market those solar panels.

Canby Group   Canby Group is an entertainment development stage company.  The business plan for this subsidiary is to acquire operating companies or projects within the entertainment industry or sector which may have products to license or distribute.  This subsidiary is currently seeking entertainment projects to fund or develop.

Business Opportunities

Tripax Distributorship.  In August 2005 Aquentium entered into an exclusive master distributor agreement with Tripax Engineering Co. Pty. Ltd. (“Tripax”), an Australian company, that manufactures and sells food processing equipment.  We will serve as a master distributor of Tripax’s salad wash tank and basket centrifugal dewaterer in the North and South American markets.  This salad washing equipment has the capability of washing salad components at a rate of one-half to one ton per hour with reduced energy costs.  As of the date of this filing we have not demonstrated or sold any equipment under this agreement.

Pursuant to the distributor agreement Tripax granted Aquentium the exclusive and non-assignable right to sell its salad wash tank and basket centrifugal dewaterer in North America and South America.  Aquentium agreed to provide premises for the display and demonstration of the equipment, and to provide trained sales and technical staff to promote sales of the equipment.  Aquentium will be required to pay 25% down with any order and then pay the remainder due 30 days after receipt of shipment, unless other provisions are agreed to in writing.  Aquentium also agreed not to represent or sell competitive products.  Tripax agreed to indemnify Aquentium for any patent, copyright or proprietary right claim brought against us related to Tripax’s patented equipment.  The agreement may be terminated only by a breach of the agreement or if Aquentium has a change in control, ceases operations, or files a petition for bankruptcy.

Aquentium - Hong Kong  Aquentium participates in a 50% joint venture through Aquentium Hong Kong, Ltd.  In January 2006 Aquentium Hong Kong, Ltd. announced a memorandum of understanding with Faaco Telecom to provide a telecommunication mobile phone system in the Republic of Somaliland.  Negotiations continue in this matter, but Aquentium cannot guarantee that a firm agreement will result from the negotiations.

Other Acquisitions

Our business plan is to seek, investigate, and, if warranted, acquire business opportunities which are profitable, or we anticipate will become profitable.  The selection of a business opportunity to participate in is complex and extremely risky and will be made by management in the exercise of its business judgement; however, none of our management are professional business analysts.  (See Part III, Item 9, “Directors and Executive Officers, . . .” below).  We cannot assure you that we will be able to identify and acquire a business opportunity which will ultimately prove to be beneficial to us and our stockholders.

Our management has discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.  We anticipate that business opportunities will come to our attention through prior personal and business relationships.  Also, our search for business opportunities will not be limited to any particular geographical area or industry and may include both the United States and international companies.

A decision to participate in a specific business opportunity may be made upon our management’s analysis of the following factors:

▪

Quality of the business opportunity’s management and personnel;

▪

Potential for growth and profitability;

▪

Capital requirements and anticipated availability of required funds to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

▪

The anticipated acceptability of the business opportunity’s new products or marketing concept;

▪

The merit of its technological offerings or changes;

▪

The perceived benefit that it will derive from becoming a publicly held entity; and,

▪

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding the purchase and sale of “penny stock.”  Our common stock is thinly traded and we cannot assure you that a market will develop or that a stockholder ever will be able to liquidate his/her/its investment without considerable delay, if at all.  If an active market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act.  (See Part II, Item 5, “Market Information,” below, for further details.)

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

Employees

We currently have one employee.  We anticipate that Aquentium or H.E.R.E. International will need to engage full-time employees for manufacturing of our structural insulated panel as that operation grows.  Until we or our subsidiaries have operations, we intend to confer with consultants, attorneys and accountants as necessary to further our business plans.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal office and manufacturing facility is located in North Palm Springs, California.  We lease a 84,772 square-foot property on a month-to-month basis from Tennant Desert Properties, Inc.  This property includes a manufacturing facility with two office spaces.  The monthly lease amount for this property is $32,669.  Management believes this property will suit our needs for the future.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2006 fiscal year.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The trading prices of our common stock are reported by Pink Sheets, L.L.C. under the symbol “AQNM.”  Our common stock is thinly traded and we do not have an active trading market at the time of this filing.  The following table lists the range of the high and low closing bid for our common stock for each quarter of the last two fiscal years as reported by Pink Sheets, L.L.C.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low
December 31, 2004	$ 1.10	$ 0.14
March 31, 2005	0.35	0.20

June 30, 2005	0.24	0.003
September 30, 2005	0.18	0.08
December 31, 2005	$ 0.15	$ 0.02
March 31, 2006	0.16	0.04
June 30, 2006	0.17	0.08
September 30, 2006	0.165	0.09

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

▪

registered and traded on a national securities exchange meeting specified criteria set by the SEC;

▪

issued by a registered investment company; or

▪

excluded from the definition on the basis of share price or the issuer’s net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of December 22, 2006 we had 313 holders of record of our common stock, which does not include shares held in “street accounts” of securities brokers.

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

Recent Sales of Unregistered Securities

None.

 Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

Our main challenge for the foreseeable future is to obtain funding to develop operations for our marketing/distributor agreements and our subsidiaries.  As of the date of this filing we have not finalized agreements for additional funding for any subsidiary or marketing/distributor agreement.  Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.  If we are unable to obtain financing, then our subsidiaries will remain inactive and we will not be able to develop operations for our marketing and distribution agreements.

Liquidity and Capital Resources

Aquentium is a development stage company with limited revenue and negative working capital.  Based upon these factors our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern.  Historically, we have relied on capital contributions from management and sales of our common stock to pay for costs, services, operating leases and our acquisitions.  During the year ended September 30, 2006 (“2006”) we have relied on rental income from the subleasing of the manufacturing facility we lease.  Our plan in the short term is to continue to seek funding for development of our subsidiaries and to acquire business opportunities with profitable operations or with the potential to develop profitable operations.

We cannot satisfy our cash requirements and will need to raise capital externally during the next twelve months.  At September 30, 2006 we had $1,343 cash on hand and have not recorded revenue from operations, but have recorded rental income of $467,252.  To fund our operations during 2006 we relied upon our rental income, the issuance of 7,035,000 shares of common stock valued at $140,700 for professional services, a $64,000 loan from an affiliated company and $42,307 in advances from related parties to fund operations.  (See Part III, Item 12, below.)  During 2005 we relied on rental income of $639,051 and advances of $25,637 from management.

Our operating expenses are primarily related to salaries, rental expense and professional fees and these expenses will increase if we launch operations of a subsidiary or actively pursue our marketing and distributor agreements.  We expect that any additional capital will likely be provided by future loans from related parties or private placements of our common stock.  We anticipate that our President, Mark T. Taggatz, or our stockholders may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

We anticipate that we will continue to use our common stock to pay for acquisitions, services and agreements.  Any issuance of common stock will likely be issued pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingencies

Aquentium’s current commitments consist of operating leases and total current liabilities.  We recorded lease expenses of $477,663 for 2006 related to the manufacturing facility we lease on a month-to-month basis.  The average monthly lease amount during 2006 was $31,897 and the monthly amount will increase to $32,669 in 2007.  This rent expense is covered by the lease payments from the other tenants in the building.

Our total current liabilities of $577,188 included accrued salary of $454,872, plus $33,519 owed to our President, Mr. Taggatz, for advances and a $64,000 loan from Ozone Safe Food, Inc., a related party (See Part III, Item 12, below).   In 2006 we reduced Mr. Taggatz’s accrued salary and reimbursed him for his prior advances by transferring to him investment shares we held valued at $375,000 (See Part III, Item 12, below).

We are unable to satisfy these obligations with cash on hand or with revenue.  We may repay these obligations with cash, when available, or we may convert them into common stock.

Results of Operations

Our fiscal year ends September 30 and the following discussions are based on our consolidated operations.  These discussions should be read in conjunction with our financial statements for the years ended September 30, 2006 and 2005, included in this report at Part II, Item 7, below.

Summary Comparison of 2006 and 2005 Operations
	Year Ended September 30 2006 2005
Rental income	$ 467,252	$ 639,051
Selling, general and administrative expenses	965,973	881,926
Depreciation	2,091	-
Income (loss) from operations	(500,812)	(242,875)
Gain (loss) on sale of investment	(275,000)	-
Other income (expense)	(4,372)	-
Net income (loss)	$ (780,184)	$ (242,875)
Net earnings (loss) per share	$ (0.0378)	$ (0.0166)

For the 2006 and 2005 year we recorded rental income from payments received from tenants that sublease space at the manufacturing facility we lease.  Rental income decreased during the fourth quarter of 2005 through 2006 due to the cancellation of a lease in August 2005 that represented approximately 50% of the rental income at that time.  This rental income was partially replaced and management expects this revenue source to continue so long as we maintain the month-to-month lease for the property.

Selling, general and administrative expenses increased in 2006 compared to 2005 primarily due to increases in professional fees.  These expenses are primarily related to rental expense of $477,663 and shares issued for professional services valued at $140,700.

In 2006 we recognized a $275,000 loss from the transfer of 1,500,000 shares of eFoodSafety.com Inc. common stock.  We acquired the eFoodSafety.com, Inc. investment shares in October 2003 when we sold our then subsidiary, Food Safe, Inc., to eFoodSafety.com, Inc.  The value of the investment shares was established at $650,000 in October 2003.  Subsequently, in June 2006 the shares were valued at $0.25, or $375,000.  We transferred the eFoodSafety.com, Inc. shares to Mr. Taggatz in consideration for accrued salary and advances (See Part III, Item 12, below).  As a result we recognized a loss of $275,000 on the transfer of these investment shares.

We recorded net losses and a net loss per share for both 2006 and 2005.  Management anticipates that net losses will continue until we recognize revenues from our operations or the operations of our subsidiaries

Factors Affecting Future Performance

We need additional external capital and may be unable to raise it.

Based on our current plan we believe we may require at least $1 to $2 million additional financing within the next twelve months to develop one or more of our subsidiaries’ operations.  Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us.  We may not be able to obtain additional funds on acceptable terms.  If we borrow funds, we could be forced to use a large portion of our future revenue to repay principal and interest on those funds.  If we issue our securities for capital, then the interests of our shareholders will be diluted.  If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans.

We currently have interests in several very different business opportunities and management must determine where to spend our limited resources at the risk of losing market opportunities in the remaining businesses.

We currently have four active subsidiaries and own interests in a license, distributorship and joint venture.  We have very limited cash and are able to fund only one or two of these business opportunities.  Management must determine which business opportunities are the most viable and which will provide immediate revenue at the risk of not developing our other business opportunities.  We cannot assure you that the business opportunities we choose to develop will become viable and result in cash flows.

We may pursue acquisitions of complementary service product lines, technologies or other businesses and these acquisitions may interfere with our operations and negatively affect our financial position.

From time to time, we evaluate potential acquisitions of businesses, services, products, or technologies.  These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and recognition of expenses related to goodwill and other intangible assets.  In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies; the diversion of our management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and, the potential loss of key employees of the acquired company.  We cannot assure you that we will be successful in developing and implementing a business strategy that provides for continued growth of all of our subsidiaries.

Certain conflicts of interest exist or may develop between Aquentium and our officer and director.

As of the date of this filing, we have one director and officer, Mr. Mark Taggatz, and he has other business interests to which he currently devotes attention, which include his primary employment.  He may be expected to continue to devote his attention to these other interests although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to Aquentium.

Off Balance Sheet Arrangements

None.

ITEM 7.  FINANCIAL STATEMENTS

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 - Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Aquentium, Inc. (a Delaware corporation)

(A Development-Stage Company)

North Palm Springs, CA

I have audited the accompanying consolidated balance sheet of Aquentium, Inc., a Delaware corporation (a development-stage company) as of September 30, 2006 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended September 30, 2006 and 2005 and the period from April 30, 2001 (date of inception) through September 30, 2006.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Aquentium, Inc., Delaware as of September 30, 2006 and the results of its operations, stockholders' deficit and cash flows for the years ended September 30, 2006 and 2005 and the period April 30, 2001 (date of inception) through September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ George Brenner

George Brenner, C.P.A.

Los Angeles, California

December 29, 2006

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

ASSETS
September 30, 2006
Current Assets
Cash	$ 1,343
Inventory	31,540
Total Current Assets	32,883

Fixed assets net of depreciation of $ 2,818	1,155

Total Assets	$ 34,038

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$ 24,797
Advances - related party	33,519
Advance - affiliated company	64,000
Salaries payable - related party	454,872

Total Current Liabilities	577,188

Total Liabilities	577,188

Shareholders’ Deficit
Preferred shares, par value $0.00001
10,000,000 authorized; 0 issued and outstanding	-
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 21,715,154	108,576
Additional paid-in capital	302,107
Other comprehensive income (loss)	-
Accumulative (deficit)	(953,833)
Total Shareholders’ (Deficit)	(543,150)
Total Liabilities and Shareholders’ Deficit	$ 34,038

See accompanying notes to financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	For Year Ended		April 30, 2001 to
	September 30,		September 30,
	2006	2005	2006
Income
Rental Income	$ 467,252	$ 639,051	$ 1,191,784

Selling, General and Administrative Expenses	965,973	881,926	2,508,427

Depreciation	2,091	-	2,818

Interest Expense	-	-	-

Income (Loss) From Operations	(500,812)	(242,875)	(1,319,461)

Gain (Loss) on Sale of Investment /Business	(275,000)	-	370,000

Other Income (Expense)	(4,372)	-	(4,372)

Income Tax	-	-	-

Net Income (Loss)	$ (780,184)	$ (242,875)	$ (953,833)

Loss Per Common Share	$ (0.0378)	$ (0.0166)

Basic Weighted Average Number of Common
Shares Outstanding	20,624,592	14,660,976

   See accompanying notes to financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2006

					Other		Shareholders’
	Common Stock		Paid in	Accumulative	Comprehensive		Equity
	Shares	Amount	Capital	(Deficit)	Income	(Loss)	(Deficit)

Founder's capital contribution	-	$ -	$ 500	$ -	$ -	$ -	$ 500
Capital contributed, office space	-	-	3,000	-	-	-	3,000
Common stock issued for reverse
merger	4,000,000	20,000	(20,000)	-	-	-	-
Preferred stock converted	1,000,000	5,000	(5,000)	-	-	-	-
Common stock retained by share-
holders April, 2002 for the
acquisition of Aquentium , Delaware
valued at par value per share	76,014	380	(380)	-	-	-	-
Stock for services	500,000	2,500	7,500	-	-	-	10,000
Acquisitions of subsidiaries	900,000	4,500	13,500	-	-	-	18,000
Net (loss) for the period of April 30,
2001 through September 30, 2002	-	-	-	(61,987)	-	-	(61,987)

Balance September30, 2002	6,476,014	32,380	(880)	(61,987)	-	-	(30,487)
Stock options compensation	-	-	100,000	-	-	-	100,000
Stock for services	2,160,000	10,800	32,400	-	-	-	43,200
Acquisition of subsidiaries	250,000	1,250	3,750	-	-	-	5,000
Debt settlement	2,000	10	30	-	-	-	40
Capital contributed, office space	-	-	3,000	-	-	-	3,000
Net (loss) for the year ended
September 30, 2003	-	-	-	(259,910)	-	-	(259,910)

Balance September 30, 2003	8,888,014	44,440	138,300	(321,897)	-	-	(139,157)
Acquisition of subsidiaries	2,080,000	10,400	(10,400)	-	-	-	-
Lease deposit	5,140	26	77	-	-	-	103
Stock for services	1,007,000	5,035	15,105	-	-	-	20,140
Rescission of 2002 acquisition	(500,000)	(2,500)	2,500	-	-	-	-
Officer compensation	3,000,000	15,000	45,000	-	-	-	60,000
Capital contributed, office space	-	-	3,000	-	-	-	3,000
Net income for the year ended
September 30, 2004	-	-	-	391,123	-	-	391,123
Other comprehensive income (loss):
Unrealized loss on stock	-	-	-	-		(230,000)	(230,000)
Comprehensive income	-	-	-	-	-	-	-
						(Continued. . . )

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2006 (Continued)

					Other		Shareholders’
	Common Stock		Paid in	Accumulative	Comprehensive		Equity
	Shares	Amount	Capital	(Deficit)	Income	(Loss)	(Deficit)

Balance September 30, 2004	14,480,154	$ 72,401	$ 193,582	$ 69,226	$ -	$ (230,000)	$ 105,209
Stock for patent	200,000	1,000	3,000	-	-	-	4,000
Net loss for the year ended
September 30, 2005	-	-	-	(242,875)	-	-	(242,875)
Other comprehensive income:
Unrealized loss on stock	-	-	-	-	-	(37,500)	(37,500)
Comprehensive income	-	-	-	-	-	-	-

Balance September 30, 2005	14,680,154	73,401	196,582	(173,649)	-	(267,500)	(171,166)
Comprehensive income	-	-	-	-	-	267,500	267,500
Stock for services	7,035,000	35,175	105,525	-	-	-	140,700
Net loss for year ended
September 30, 2006	-	-	-	(780,184)	-	-	(780,184)

Balance September 30, 2006	21,715,154	$ 108,576	$ 302,107	$ (953,833)	$ -	$ -	$ (543,150)

See accompanying notes to financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

( A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
	For Year Ended		April 30, 2001 to
	September 30,		September 30,
	2006	2005	2006

Cash Flows From Operating Activities:
Net income (loss)	$ (780,184)	$ (242,875)	$ (953,833)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	2,091	727	2,818
Stock for services	140,700	-	274,080
Realized investment loss (gain)	275,000	-	(370,000)
Patent write off	5,000	-	-
Loan write off	(1,500)	-	-
Disposition of subsidiaries	-	-	18,465
Impairment expenses	-	-	3,638
Stock option compensation	-	-	100,000
Changes in operating assets and liabilities:
Accounts receivable	871	-	-
Inventory	-	-	(31,540)
Accounts payable	17,866	6,931	24,797
Renter deposits	(43,000)	43,000	-
Prepaid expense	103	-	-
Accrued salary - officer	240,000	240,000	692,252
Net Cash Provided (Used) In Operating Activities	(143,053)	47,783	(239,323)

Cash Flows From Investing Activities:
Purchase of fixed asset	-	(51,261)	(3,973)
Purchase of patent	-	(5,000)	-
Net Cash Provided (Used) In Investing Activities	-	(56,261)	(3,973)

Cash Flows From Financing Activities:
Loan - affiliated company	64,000	-	64,000
Loan payable - other	-	400	-
Advances - related parties	42,307	25,637	171,139
Capital contribution - founder	-	-	500
Capital contribution - office space	-	-	9,000
Net Cash Provided (Used) By Financing Activities	106,307	26,037	244,639

Net Increase (Decrease) In Cash	(36,746)	17,559	-
Cash at Beginning of Period	38,089	20,530	-
Cash at End of Period	$ 1,343	$ 38,089	$ 1,343

(Continued. . .)

   AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

From Inception
	For Year Ended		April 30, 2001 to
	September 30,		September 30,
	2006	2005	2006

Non-Monetary Transactions

Stock for services 7,035,000 shares and
13,704,000 respectively all issued
@ $0.02 per share	$ 140,700	$ -	$ 274,080

Issue of 2,000 shares of stock for
debt settlement	$ -	$ -	$ 40

1,150,000 common shares issued for
acquisitions at $0.02 per share	$ -	$ -	$ 23,000

Issue 3,000,000 shares for salary
Issued at $0.02 per share	$ -	$ -	$ 60,000

Stock for patent pending
4,000 shares @ 1.00 per share	$ -	$ 4,000	$ 4,000

Reduction of liability to a related
party by an exchange in investment	$ 375,000	$ -	$ 375,000

 See accompanying notes to financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BUSINESS AND HISTORY

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 2 D "Development Stage Company").  Its holdings include a public relations and consulting service and an early-stage entertainment division that will develop and license products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), the research and development of solar panels, (Charis Energy Development, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.).  All the above companies were inactive during fiscal year ending September 30, 2006, however, See Note 2A,"Acquisitions and Dispositions".

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

In substance, the Aquentium, Delaware transaction is considered to be a capital transaction rather than a business combination.  Consequently, the transaction is considered a reverse takeover and the accounting treatment will be as if Aquentium, Nevada acquired Aquentium, Delaware.  Accordingly, these financial statements are the historical financial statements of Aquentium, Nevada

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

B.  Accounting Period

The Company's fiscal year-end is September 30th.  The accompanying consolidated financial statements include the years ended September 30, 2005 and 2006 and the period from April 30, 2001 (inception) through September 30, 2006.

C.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  There was no activity in the Company’s subsidiaries.

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

F.  New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement was effective for the first interim reporting period that began after December 15, 2005.

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

Management's plans to continue in existence are based on obtaining profitable operations from its start-up subsidiary in emergency housing operations.  There can be no assurance these plans will be successful.

NOTE 3:  STOCK FOR SERVICES

Stock for professional services in the year ending September 30, 2005, was 200,000 shares at $0.02 per share issued for a licensing agreement for manufacturing and marketing for a patent. In the year ending September 30, 2006, 7,035,000 shares at $0.02 shares were issued for professional services.

NOTE 4:  STOCK OPTIONS

On February 21, 2003 the Board of Directors established a Stock Option Plan and reserved 10,000,000 shares.  The option or exercise price cannot be less than 110% of the fair market value on the date of grant.  Fair market value is estimated at $0.020 per share, consequently the exercise price is $0.022.  The maximum term under the Plan for each option is three years.

On February 21, 2003 the Company's president was granted 10,000,000 shares exercisable at $0.01 per share.  The options expired on February 26, 2006.  None of the options were exercised.

NOTE 5:  DEFERRED INCOME TAXES

The net deferred tax amounts included in the accompanying balance sheet contain the following amounts of deferred tax assets and liabilities:

The provision for income taxes is composed of the following:

	2005	2006	Inception
Income tax at the federal statutory rate of 35 percent	$ -	$ 133,000	$ 92,000
State, net of federal benefit	-	34,000	23,000
Nondeductible accruals and other	105,000	167,000	293,000
Valuation allowance	(105,000)	(334,000)	(408,000)
Total provision for income taxes	$ -	$ -	$ -

The deferred tax adjustments are comprised of stock for service expense ($140,700) and officers' salaries accrued but not paid ($240,000).  The net operating loss (NOL) carry forwards expire in years from 2022 to 2026.

Because of the uncertainty if the above deferred assets will be used a 100% valuation reserve has been recorded.

NOTE 6:  RELATED PARTIES TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)  Advanced $33,519 to the Company and affiliates through September 30, 2006.

b)  Recorded compensation of $240,000 as salary payable for each year ending September 30, 2005 and  2006.

c) Was granted on February 21, 2003 10,000,000 stock options exercisable at  $.01 per share. The option expired on February 26, 2006.  No options were exercised.

d) Exchange the shares held by the Company as investment for unpaid compensation. (See Note 9: Gain (Loss) on Sale of Investments)

The Company leased space to eFoodsafety.com, a related party in which Mark Taggatz was the CEO through August 11, 2005.

During the year ending September 30, 2006 the Company issued Wall Street Marketing Group, Inc. 3,500,000 shares of common stock @ $.0.02 per share for a total value of $70,000 for consulting services.  Mr. Taggatz  is an officer of the Company.

During the year ended September 30, 2006 Ozone Safe Food, Inc advanced to the Company $64,000. Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

On December 13, 2003, the Company leased 10,000 square feet of a building in North Palm Springs, CA for $4,500 per month.  The lease was for a three month term with an option to pay on a month to month basis beginning with the fourth month.

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of the building on an average monthly basis of $31,897 per month.  The Company has been assigned the lease rights of the other tenants in the building and will collect rents from those tenants.  For the years ending September 30, 2006 and 2005, the Company recorded lease expenses of $477,663 and $489,368, respectively, in connection with these leases.  The Company has an option to purchase the building for $5.1 million. The largest tenant in the building was eFoodsafety.com.

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

NOTE 9:  GAIN (LOSS) ON SALE OF INVESTMENT

On June 30, 2006 the Company exchanged 1,500,000 shares of a publicly held company held as an investment.  The shares, valued at $0.25 per share or $375,000, were exchanged for accrued salary and advances to the Company due to an officer. The shares originally valued at $ 650,000 were written down to $ 375,000 resulting in a loss of $275,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with, our independent accounting firm for the years ended September 30, 2005 and 2006.

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

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Since

Mark T. Taggatz	42	President, CEO, Secretary/Treasurer	April 2, 2002
		and Chairman of the Board

Mark T. Taggatz was appointed Chairman of the Board on April 2, 2002 and he was appointed as President and Chief Executive Officer on April 15, 2002.  He assumed the duties of Secretary/Treasurer in May 2003.  He is the President of Wall Street Marketing Group, Inc., a public relations and sales and marketing company and he has been with that company since 1997.  He is also the President of Ozone Safe Food, Inc.  He previously served as President and CEO of eFoodSafety.com from September 2004 to August 2005.  Mr. Taggatz formerly was employed in the stock brokerage business as a stockbroker, partner, and president of various brokerage firms.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and greater than ten-percent beneficial owners of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon review of the forms and representations furnished to us during the fiscal year ended September 30, 2006, we believe that our director and president, Mark T. Taggatz, failed to timely file two Forms 4 related to three transactions.

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

SUMMARY COMPENSATION TABLE
		Annual Compensation
Name and principal position	Fiscal Year	Salary	Other annual compensation
Mark T. Taggatz Chairman, Pres. CEO, Sec./Treas.	2006	$ 240,000 (1)	$ 0
	2005	180,000	14,400
	2004	132,000	60,000 (2)

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

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of equity compensation plans outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under outstanding options, warrants and rights (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	10,000,000
Total	0	0	10,000,000

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

We reserved 10,000,000 shares for issuance under this stock option plan.  The exercise price of options under the plan must be equal to the fair market value of the common stock on the date of grant.  If the incentive stock option is granted to a person possessing more than 10% of the voting rights of the outstanding common stock, then the exercise price must be no less than 110% of the fair market value of the common stock on the date of grant.  The term for each option can be no more than three years.  In the event the holder terminates employment with Aquentium, then the option may be exercised during a three-month period after termination and the option terminates after that time period.

Beneficial Owners

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Due to these rules two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 21,715,154 shares of common stock outstanding as of December 22, 2006.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Advantage Link Inc. 2375 E. Tropicana, Suite 757 Las Vegas, NV 89901	2,800,000	12.9%
Sherry L. Wilson 29743 Vacation Drive Canyon Lake, CA 92587	2,178,025	10.0%
Taggatz Family Trust 31500 Grape Street #3401 Lake Elsinore, CA 92532	1,500,000	6.9%
Wall Street Marketing Group, Inc. P.O. Box 580943 North Palm Springs, CA 92258	3,500,000	16.1%

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Mark T. Taggatz 19125 North Indian Avenue North Palm Springs, CA 92258	10,719,525 (1)	49.4%

(1)

Represents 3,541,500 shares owned by Mr. Taggatz; includes 2,178,025 shares held by his spouse; 1,500,000 held as trustee of the Taggatz Family Trust and 3,500,000 shares held by Wall Street Marketing Group, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions we have either engaged in during the past two years, or propose to engage in, involving our executive officer, director, more than 5% stockholders, or immediate family members of these persons.  These transactions between Aquentium and our present director and officer have been negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

On June 30, 2006 we transferred to Mark T. Taggatz, our director and executive officer, 1,500,000 shares of e.FoodSafety.com,Inc. common stock we held.  The investment stock was valued at $375,000 and was transferred to Mr. Taggatz in satisfaction of accrued salary of $207,380 and advances made to Aquentium of $137,620.  The advances were not formalized agreements with established interest rates.

During 2006 Aquentium received a $64,000 loan from Ozone Safe Food, Inc.   Mr. Taggatz is the President, Director and majority shareholder of Ozone Safe Food, Inc.  This advance was not a formalized agreement with established interest rates.

On November 25, 2005 we issued 3,500,000 common shares to Wall Street Marketing Group, Inc. in consideration for investor relations services valued at $70,000.  Mr. Taggatz is the President of Wall Street Marketing Group, Inc.

During 2004 and 2005 Mr. Taggatz, served as the President and CEO of eFoodsafety.com.  Aquentium leased 40,000 square feet of space in our North Palm Springs, California property to eFoodsafety.com.  The lease was $32,000 per month and represented approximately 50% of our rental income at that time.  Management believed the terms of this lease was fair based on the market value of the lease.  Subsequently, eFoodsafety.com cancelled its month-to-month lease effective August 1, 2005.

ITEM 13.  EXHIBITS

No.

Description

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

	2006	2005
Audit fees	$ 12,500	$ 10,320
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

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

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for in the other categories.

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

Date:  January 2, 2007

By:  /s/ Mark T. Taggatz

Mark T. Taggatz

President

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 2, 2007

/s/   Mark T. Taggatz

Mark T. Taggatz,

Chairman of the Board, President,

Chief Executive Officer, Secretary/Treasurer,

Principal Financial and Accounting Officer