Form 10QSB
period 2006-12-31
AQUENTIUM INC
filed 2007-02-14
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number: 000-23402

AQUENTIUM, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State of incorporation)	11-2863244 (IRS Employer Identification No.)

19125 North Indian Avenue, P.O. Box 580943, North Palm Springs, California 92258

(Address of principal executive offices)

(760) 329-4139

(Issuer’s telephone number)

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

As of January 30, 2007, Aquentium, Inc. had 21,715,154 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

             Balance Sheet as of December 31, 2006 and September 30, 2006

3

             Statements of Operations For the Three Months Ended December 31, 2005 and December 31, 2006

4

             Statements of Cash Flows For Three Months Ended December 31, 2005 and December 31, 2006

5

             Notes to Financial Statements

7

Item 2.  Management’s Discussion and Analysis and Plan of Operation

12

Item 3.  Controls and Procedures

15

PART II: OTHER INFORMATION

Item 6. Exhibits

15

Signatures

16

_______________________________

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended December 31, 2006 and 2005 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended December 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

	December 31	September 30
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 7,352	$ 1,343
Inventory	31,540	31,540
Total current assets	38,892	34,883

Fixed Assets net of depreciation of $3,149 and $2,818 respectively	824	1,155

Total Assets	$ 39,716	$ 34,038

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$ 15,235	$ 24,797
Advances-related parties	43,770	33,519
Loan-related party	83,000	64,000
Salaries payable- related parties	514,872	454,872

Total Current Liabilities	656,877	577,188

Total Liabilities	656,877	577,188

Shareholders’ Deficit
Preferred shares, pare value $0.00001
10,000,000 authorize; 0 issued and outstanding	-	-
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 21,715,154
as of December 31, 2006 and
September 30, 2006 respectively	108,576	108,576
Additional paid-in capital	302,107	302,107
Accumulative Deficit	(1,027,844)	(953,833)
Total Shareholders’ Deficit	(617,161)	(543,150)

Total Liabilities and Shareholders’ Deficit	$ 39,716	$ 34,038

See accompanying notes to financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		From Inception
	Ended December 31,		April 30, 2001 to
	2005	2006	December 31, 2006
Income
Rental Income	$ 121,286	$ 100,111	$ 1,291,895

Selling, General and Administrative Expenses	356,038	173,791	2,682,218

Depreciation	3,341	331	3,149

Interest Expense	-	-	-

Income (Loss) From Operations	(238,093)	(74,011)	(1,393,472)

Gain on sale of Business	-	-	370,000

Other Income	-	-	(4,372)

Income Tax	-	-	-

Net Loss	$ (238,093)	$ (74,011)	$ (1,027,844)

Loss Per Common Share
Basic	$ (0.0137)	$ (0.00343)

Basic weighted Average Number of
Common Shares Outstanding	17,426,241	21,715,154

    See accompanying notes to financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months		From inception
	Ended December 31		April 30, 2001 to
	2005	2006	December 31, 2006
Cash Flows From Operating Activities:
Net loss	$ (238,093)	$ (74,011)	$ (1,027,844)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	3,341	331	3,149
Stock for services	140,700	-	274,080
Gain on exchange of stock	-	-	(370,000)
Disposition of subsidiary	-	-	18,465
Stock options compensation	-	-	100,000
Impairment expenses	-	-	3,638
Changes in operating assets and liabilities:
Inventory	-	-	(31,540)
Accounts payable	7,266	(9,562)	15,235
Related party payable	60,000	60,000	752,252

Net Cash Used In Operating Activities	(24,286)	(23,242)	(262,565)

Cash Flows From Investing Activities:
Purchase of fixed assets	-	(3,973)	(3,973)

Net Cash Used In Investing Activities	-	(3,973)	(3,973)

Cash Flows From Financing Activities:
Loan-related party	-	19,000	83,000
Advances – related parties	9,191	10,251	181,390
Capital contribution – founder	-	-	500
Capital contribution – office space	-	-	9,000
Net Cash Provided By Financing Activities	9,191	29,251	273,890

Net Decrease In Cash	(15,095)	6,009	-

Cash at Beginning of Period	38,089	1,343	-

Cash at End of Period	$ 22,944	$ 7,352	$ 7,352

See accompanying notes to financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months		From inception
	Ended December 31		April 30, 2001 to
	2005	2006	December 31, 2006

Mon-Monetary Transactions

Stock for services 7,035,000 shares and
13,704,000 respectively; all issued
@ $ 0.02 per share	$ 140,700	$ -	$ 274,080

Issue of 2,000 shares of stock for debt settlement	-	-	40

1,150,000 common shares issued for
acquisitions at $0.02 per share	-	-	23,000

Issue 3,000,000 shares for salary at $0.02 per share	-	-	60,000

Issue stock for patent pending 4,000 shares
@ 1.00 per share	-	-	$ 4,000

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

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2006 included in our Annual Report on Form 10-K, filed on January 5, 2007. Certain reclassifications were made to conform to the current period presentation.

2.  BUSINESS AND HISTORY

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 3D “Development Stage Company”) Its holdings the design and development of solar panels, (Charis Energy Development, Inc.), the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc).  All the above companies were inactive during the three months ended December 31, 2006.

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

In March 2004, Aquentium entered into 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture, market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of December 31, 2006, the joint venture has not entered into any formal agreements.

C.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  There was no activity in any of the subsidiaries.

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

G.  Loss Per Share

There are no issued or outstanding warrants or stock options in the Company.

4.   INCOME TAXES

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

a)   Advanced $43,770 to the Company and affiliates as of December 31, 2006

b)   Has unpaid compensation of $514,872 as salary payable as of December 31, 2006

c)   Received unpaid compensation of $60,000 for the three months ended December 31, 2006.

d)   Was granted on February 21, 2003 10,000,000 stock options exercisable at $.01 per share which expired on February 22, 2006.

COMMITMENTS AND CONTINGENCIES

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of the building on a monthly basis for $31,128 plus taxes, insurance, landscaping and utilities.  The Company has been assigned the lease rights of the other tenants in the building and will collect rents from those tenants.  For the period ending December 31, 2006, the Company recorded lease expenses of $ 98,008 in connection with these leases.  The Company has an option to purchase the building for $5.1 million.

In this report references to “Aquentium,” “we,” “us,” and “our” refer to Aquentium, Inc. and its subsidiaries.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

Aquentium is a holding company operating on a consolidated basis with our wholly-owned subsidiaries, which are development stage companies.  Aquentium has recorded rental income for the past two fiscal years, but has not recorded income from operations.  Our main challenge for the foreseeable future is to obtain funding to develop operations for our marketing/distributor agreements and our subsidiaries.  As of the date of this filing we have not finalized agreements for additional funding for any subsidiary or marketing/distributor agreement.  Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.  If we are unable to obtain financing, then our subsidiaries will remain inactive and we will not be able to develop operations for our marketing and distribution agreements.

H.E.R.E. International, Inc., a Colorado corporation and a majority owned subsidiary, owns the exclusive worldwide manufacturing and marketing rights for a patented containerized habitable structure that can be transformed into a rudimentary home in the case of disaster.  In March 2006 we completed construction of a disaster-relief housing model unit for demonstrations.  We intend to devise systems to be used in the structures that provide purified water and use solar technology for electricity.  In September 2006 Aquentium began manufacturing structural insulated panels for housing structures.  Aquentium intends to use these structural insulated panels for our building projects, as well as market them to other home and commercial builders throughout the world.

The business plan of Charis Energy Development, Inc., our wholly-owned subsidiary, is to research and develop a solar panel.  Canby Group Inc., a wholly-owned subisidiary, plans to acquire operating companies or projects within the entertainment industry or sector which may have products to license or distribute.

We also hold an exclusive master distributor agreement with Tripax Engineering Co. Pty. Ltd., an Australian company, that manufactures and sells food processing equipment.  Aquentium also participates in a 50% joint venture through Aquentium Hong Kong, Ltd. who agreed to manufacture, market and sell Aquentium’s products and/or services in Asia for the next eight years.

Liquidity and Capital Resources

We cannot satisfy our cash requirements and will need to raise capital externally during the next twelve months.  At December 31, 2006 we had $7,352 cash on hand and have not recorded revenue from operations, but we have recorded rental income of $100,111.  The rental income is from the subleasing of the manufacturing facility we lease on a month-to-month basis.

During the three month period ended December 31, 2006 (the “2007 first quarter”) we have funded our operations by rental income, a $19,000 loan from Ozone Safe Food, Inc., a related party, and an advance of $10,251 from Mark

T. Taggatz, our President.

During the three month period ended December 31, 2005 (the “2006 first quarter”) we relied upon rental income of $121,286, the issuance of 7,035,000 shares of common stock valued at $140,700 for professional services and advances of $9,191 from related parties to fund operations.

Our operating expenses are primarily related to salaries, rental expense and professional fees and these expenses will increase if we launch operations of a subsidiary or actively pursue our marketing and distributor agreements.  We expect that any additional capital will likely be provided by future loans from related parties or private placements of our common stock.  We anticipate that Mr. Taggatz or our stockholders may provide advances or loans in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide funds to us.

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

Commitments and Contingencies

Aquentium’s current commitments consist of operating leases and total current liabilities.  We lease on a month-to-month basis 10,000 square feet in a  manufacturing facility located in North Palm Springs, California.  The average monthly lease amount is $32,669.  We recorded lease expenses of $98,008 for the 2007 first quarter related to this manufacturing facility.  This rent expense is covered by the lease payments from the other tenants in the building.

Our total current liabilities of $656,877 included primarily accrued salary of $514,872 and $43,770 from advances owed to our Mr. Taggatz, plus loans totaling $83,000 from Ozone Safe Food, Inc.  We are unable to satisfy these obligations with cash on hand or with revenue.  We may repay these obligations with cash, when available, or we may convert them into common stock.

Results of Operations

Our fiscal year ends September 30 and the following discussions are based on our consolidated operations.  These discussions should be read in conjunction with our financial statements for the three month periods ended December 31, 2006 and 2005, included in this report at Part I, Item 1, above.

Summary Comparison of 2007 and 2006 Operations
	Three month period ended December 31 2006 2005
Rental income	$ 100,111	$ 121,286
Selling, general and administrative expenses	173,791	356,038
Depreciation	331	3,341
Income (loss) from operations	(74,011)	(238,093)
Net income (loss)	$ (74,011)	$ (238,093)
Net income (loss) per share	$ (0.003)	$ (0.013)

For the 2007 and 2006 first quarters we recorded rental income from payments received from tenants that sublease space at the manufacturing facility we lease.  Management expects this revenue source to continue so long as we maintain the month-to-month lease for the property.

Selling, general and administrative expenses decreased in the 2007 first quarter compared to 2006 first quarter primarily due to third-party services of $140,700 incurred in 2005 and not in 2006.  These operating expenses include rental expense of $98,008 and officers salaries of $60,000 accrued but not paid of $60,000, plus professional fees of $6,019.

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

We currently have three subsidiaries and own interests in a distributorship and joint venture.  We have very limited cash and are able to fund only one or two of these business opportunities.  Management must determine which business opportunities are the most viable and which will provide immediate revenue at the risk of not developing our other business opportunities.  We cannot assure you that the business opportunities we choose to develop will become viable and result in revenue.

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

Off Balance Sheet Arrangements

None.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the first quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

AQUENTIUM, INC.

Date: February 12,  2007

By: /s/ Mark T. Taggatz

 Mark T. Taggatz

Chairman of the Board, President,

Chief Executive Officer, Secretary/Treasurer,

 Principal Financial and Accounting Officer