Form 10QSB
period 2007-03-31
AQUENTIUM INC
filed 2007-05-14
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2007

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

Yes   [   ]   No [X]

As of April 25, 2007, Aquentium, Inc. had 21,715,154 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

             Balance Sheet as of March 31, 2007 and September 30, 2006

3

             Statements of Operations For the Three and Six Months Ended March 31, 2007 and 2006

4

             Statements of Cash Flows For Three and Six Months Ended March 31, 2007 and 2006

5

             Notes to Financial Statements

7

Item 2.  Management’s Discussion and Analysis and Plan of Operation

12

Item 3.  Controls and Procedures

15

PART II: OTHER INFORMATION

Item 5.  Other Information

15

Item 6. Exhibits

15

Signatures

16

_______________________________

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended March 31, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended March 31, 2007 are not necessarily indicative of results to be expected for any subsequent period.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2007

                                                                                                    ,

	March 31	September 30
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 2,775	$ 1,343
Inventory	--	31,540
Total current assets	2,775	32,883

Fixed Assets net of depreciation of
$ 3,480 and 2,818 respectively	493	1,155
Total Assets	$ 3,268	$ 34,038

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$ 17,284	$ 24,797
Advances-related parties	53,770	33,519
Loan-related party	64,460	64,000
Salaries payable- related parties	574,872	454,872

Total Current Liabilities	710,386	577,188

Total Liabilities	710,386	577,188

Shareholders’ Deficit
Preferred shares, par value $0.00001
10,000,000 authorize; 0 issued and outstanding	-	--
Common stock, par value $0.005
authorized 100,000,000 shares,
Issued and outstanding 21,715,154
as of March 31, 2007 and
September 30, 2006 respectively	108,576	108,576
Additional paid-in capital	302,107	302,107
Accumulative deficit during development stage	(1,117,801)	(953,833)
Total Shareholders’ Deficit	(707,118)	(543,150)

Total Liabilities and Shareholders’ Deficit	$ 3,268	$ 34,038

See accompanying notes to financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From
					Inception
					April 30,
	Three Months		Six Months		2001 to
	Ended March 31,		Ended March 31,		March 31,
	2007	2006	2007	2006	2007

Income
Rental Income	$ 104,977	$ 130,472	$ 205,088	$ 251,758	$1,396,872

Selling, General and
Administrative Expenses	194,603	210,081	368,395	566,119	2,876,822
Depreciation	331	3,341	662	6,682	3,480

Income (Loss) From Operations	(89,957)	(82,950)	(163,969)	(321,043)	(1,483,430)

Gain on sale of Business	-	-	-	-	370,000

Other Income	-	-	-	-	(4,372)

Income Tax	-	-	-	-	-

Net Loss	$ (89,957)	$ (82,950)	$ (163,969)	$(321,043)	$1,117,802

Loss Per Common Share
Basic	$ (0.0041)	$ (0.0038)	$ (0.0075)	$ (0.0165)

Basic weighted Average Number
of Common Shares Outstanding	21,715,154	21,715,154	21,715,154	19,512,517

    See accompanying notes to financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months		From inception
	Ended March 31,		April 30, 2001 to
	2007	2006	March 31, 2007
Cash Flows From Operating Activities:
Net loss	$ (163,969)	$ (321,043)	$ (1,117,802)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	662	6,682	3,480
Stock for services	-	140,700	274,080
Gain on exchange of stock	-	-	(370,000)
Disposition of subsidiary	-	-	18,465
Stock options compensation	-	-	100,000
Impairment expenses	-	-	3,638
Changes in operating assets and liabilities:
Inventory	31,540	-	-
Deposits	-	2,500	45,500
Accounts payable	(7,511)	7,266	17,286
Related party payable	120,000	120,000	812,252

Net Cash Used In Operating Activities	(19,278)	(43,895)	(258,601)

Cash Flows From Investing Activities:
Purchase of fixed assets	-	-	(3,973)

Net Cash Used In Investing Activities	-	-	(3,973)

Cash Flows From Financing Activities:
Loan-related party	460	-	64,460
Advances – related parties	20,251	8,788	191,390
Capital contribution – founder	-	-	500
Capital contribution – office space	-	-	9,000

Net Cash Provided By Financing Activities	20,711	8,788	265,350

Net Decrease In Cash	1,433	(35,107)	-

Cash at Beginning of Period	1,343	38,089	-

Cash at End of Period	$ 2,775	$ 2,982	$ 2,775
See accompanying notes to financial statements

Non-Monetary Transactions

Stock for services 7,035,000 shares and 13,704,000
respectively; all issued@ $ 0.02 per share	$ -	$ -	$ 274,080

Issue of 2,000 shares of stock for debt settlement	$ -	$ -	$ 40

1,150,000 common shares issued for acquisitions at
$0.02 per share	$ -	$ -	$ 23,000

Issue 3,000,000 shares for salary at $0.02 per share	$ -	$ -	$ 60,000

Issue stock for patent pending 4,000 shares @ 1.00	$ -	$ -	$ 4,000
per share

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

2.  BUSINESS AND HISTORY

A. Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 3D “Development Stage Company”) The Company’s wholly-owned subsidiary, H.E.R.E. International, Inc., manufactures structural insulated panels and develops housing structures.  The Company’s wholly-owned subsidiary, Charis Energy Development, Inc., plans to design and develop solar panels.  The Company’s wholly-owned subsidiary, Environmental Waste Management, Inc., plans to develop waste recycling systems.  The Company’s wholly-owned subsidiary, Canby Group, Inc., plans to develop entertainment projects.  All the above companies were inactive during the six months ended March 31, 2007.

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

On April 2, 2002, Aries Ventures, Inc., formerly Casmyn Corp. and holder of 100% of the 5% cumulative convertible preferred stock of WaterPur received 1,000,000 post split shares and 250,000 warrants in consideration for the release of any and all outstanding debts or claims that Aries has or may have against WaterPur.  Subsequently, the warrants were never exercised.

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

On March 12, 2003 FAST was disposed of for 500,000 preferred shares of Alpha Solarco, Inc. a publicly traded company.  The preferred shares can be converted into 5,000,000 common shares.  Because Alpha Solarco stock is thinly traded no value has been assigned to this transaction.  An $817 gain, measured by the accounts payable, cash reduction and $9,900 cost basis, has been recognized.  This entire transaction was cancelled in 2003.

On August 9, 2002, 100% of USA Public Auction, Inc. was acquired for 250,000 common shares at $0.02 per share or $5,000.  The Company acquired cash of $82 and organization costs of $4,280 (written off) resulting in goodwill of $638.

On September 9, 2002, 100% of Canby Group, Inc. was acquired for 150,000 common shares at $0.02 per share or $3,000 with no net assets.

On October 28, 2002 100% of Food Safe, Inc. a Texas corporation was acquired for 250,000 common shares valued at $5,000 in exchange for 100% of its shares. Food Safe was sold on October 29, 2003 to a publicly traded corporation (eFoodSafety.com Inc.).  Aquentium received 500,000 (split 3 to 1 on December 8, 2003) restricted shares valued at $650,000 resulting in a gain of $645,000.  These shares were later used to pay down corporate debt.

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

In March 2004, Aquentium entered into 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of December 31, 2006, the joint venture has not entered into any formal agreements.

C.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  There was no activity in any of the subsidiaries.

D.   Development Stage Company

The accompanying consolidated financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development- Stage Enterprises".  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from.  Development-stage companies report cumulative costs from the enterprise’s inception.

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

a)   Advanced $53,770 to the Company and affiliates as of March 31, 2007

b)   Has unpaid compensation of $574,872 as salary payable as of March 31, 2007

c)   Received unpaid compensation of $120,000 for the Six months ended March 31, 2007.

d)   Was granted on February 21, 2003 10,000,000 stock options exercisable at $.01 per share which expired on February 22, 2006.

6.   COMMITMENTS AND CONTINGENCIES

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of the building on a monthly basis for $31,128 plus taxes, insurance, landscaping and utilities.  The Company has been assigned the lease rights of the other tenants in the building and will collect rents from those tenants.  For the period ending March 31, 2007, the Company recorded lease expenses of $ 196,016 in connection with these leases.  The Company has agreed not to exercise the option to purchase the building for $5.1 million.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

Aquentium is a holding company operating on a consolidated basis with our wholly-owned subsidiaries, which are development stage companies.  Aquentium has recorded rental income for the past two fiscal years, but has not recorded income from operations.  Our main challenge for the foreseeable future is to obtain funding to develop operations for our marketing agreements and our subsidiaries.  As of the date of this filing we have not finalized agreements for additional funding for any subsidiary or marketing agreement.  Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.  If we are unable to obtain financing, then our subsidiaries will remain inactive and we will not be able to develop operations for our marketing agreements.

H.E.R.E. International, Inc., a Colorado corporation and a wholly-owned subsidiary, owns the exclusive worldwide manufacturing and marketing rights for a patented containerized habitable structure that can be transformed into a rudimentary home in the case of disaster.  In March 2006 we completed construction of a disaster-relief housing model unit for demonstrations.  We intend to devise systems to be used in the structures that provide purified water and use solar technology for electricity.  In September 2006 Aquentium began manufacturing structural insulated panels for housing structures.  Aquentium intends to use these structural insulated panels for our building projects, as well as market them to other home and commercial builders throughout the world.

We also hold two other wholly-owned subsidiaries, Charis Energy Development, Inc. and Canby Group Inc.  The business plan of Charis Energy Development, Inc. is to research and develop a unique solar panel.  Canby Group Inc. plans to acquire operating companies or projects within the entertainment industry or sector which may have products to license or distribute.

Aquentium also participates in a 50% joint venture through Aquentium Hong Kong, Ltd.  The joint venture provides that Aquentium Hong Kong, Ltd. will manufacture, market and sell Aquentium’s products and/or services in Asia through 2014.

Liquidity and Capital Resources

We cannot satisfy our cash requirements and will need to raise capital externally during the next twelve months.  At March 31, 2007 we had $2,775 cash on hand and have not recorded revenue from operations, but we have recorded rental income of $205,088.  The rental income is from the subleasing of the manufacturing facility we lease on a month-to-month basis.  Our independent accounting firm has expressed an opinion that our limited revenues raise substantial doubt about our ability to continue as a going concern.  Management plans to achieve profitable operations from the development of our subsidiaries.

During the six month period ended March 31, 2007 (the “2007 six month period”) we funded our operations with rental income of $205,088, and an advance of $10,000 from Mark T. Taggatz, our President.  During the six month period ended March 31, 2006 (the “2006 six month period”) we funded our operations with rental income of $251,758 and an advance of $8,788 from Mr. Taggatz.

Our operating expenses are primarily related to salaries, rental expense and professional fees and these expenses will increase if we launch operations of a subsidiary or actively pursue our marketing agreements.  We expect that any additional capital will likely be provided by future loans from related parties or private placements of our common stock.  We anticipate that Mr. Taggatz or our stockholders may provide advances or loans in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide funds to us.

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

Commitments and Contingencies

Aquentium’s current commitments consist of operating leases and total current liabilities.  We lease a 84,000 square foot office and manufacturing facility located in North Palm Springs, California.  The monthly lease amount is $33,548, plus triple net expenses that vary from month-to-month.  We recorded lease expenses of $196,016 for the 2007 six month period related to this manufacturing facility.  This rent expense is partially covered by the lease payments from the other tenants in the building.

Our total current liabilities at March 31, 2007 were $710,386 and included primarily accrued salary of $574,872 and $53,770 from advances owed to Mr. Taggatz, plus loans totaling $64,460 from Ozone Safe Food, Inc.  We are unable to satisfy these obligations with cash on hand or with revenue.  We may pay these obligations with cash, when available, or we may convert them into common stock.

Results of Operations

Our fiscal year ends September 30 and the following discussions are based on our consolidated operations.  These discussions should be read in conjunction with our financial statements for the three and six month periods ended March 31, 2007 and 2006, included in this report at Part I, Item 1, above.

Summary Comparison of 2007 and 2006 Operations
	Six month period ended March 31 2007 2006		Three month period ended March 31 2007 2006
Rental income	$ 205,088	$ 251,758	$ 104,977	$ 130,472
Selling, general and administrative expenses	368,395	566,119	194,603	210,081
Depreciation	662	6,682	331	3,341
Net income (loss)	(163,969)	(321,043)	(89,957)	(82,950)
Net income (loss) per share	$ (0.0075)	$ (0.0165)	$ (0.0041)	$ (0.0038)

For the 2007 and 2006 three and six month periods we recorded rental income from payments received from tenants that sublease space at the manufacturing facility we lease.  Management expects this revenue source to continue so long as we maintain the month-to-month lease for the property.

Selling, general and administrative expenses decreased in the 2007 six month period compared to the 2006 six month period primarily due to third-party services of $140,700 incurred in the 2006 six month period that were not incurred in the 2007 six month period.  Selling, general and administrative expenses include rental expense, accrued officers salaries and professional fees.

Depreciation for the 2007 and 2006 periods relates to depreciation of our fixed assets.

We recorded net losses and a net loss per share for both the 2007 and 2006 periods.  Management anticipates that net losses will continue until we recognize revenues from our operations or the operations of our subsidiaries

Factors Affecting Future Performance

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

We currently have three subsidiaries and own interests in a joint venture.  We have very limited cash and are able to fund only one or two of these business opportunities.  Management must determine which business opportunities are the most viable and which will provide immediate revenue at the risk of not developing our other business opportunities.  We cannot assure you that the business opportunities we choose to develop will become viable and result in revenue.

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

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the second quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Changes in Registrant’s Certifying Accountant

On May 4, 2007, George Brenner, Certified Public Accountant, resigned as our independent accounting firm.  George Brenner CPA had audited our financials statements for the fiscal years ended September 30, 2006 and 2005.  Those reports for each of the two fiscal years were modified as to the uncertainty of the company’s ability to continue as a going concern.  Except for this modification, the reports did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.  Our board of directors approved the change of our independent accounting firm.  There were no disagreements between Aquentium and George Brenner CPA on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of resignation.

On May 4, 2007, Aquentium engaged De Joya Griffith & Company, LLC, Certified Public Accountants and Consultants, as our independent accounting firm.  During the two most recent fiscal years ended September 30, 2006 and 2005, and through May 4, 2007, we did not consult with De Joya Griffith & Company, LLC regarding either:

(i)  the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that De Joya Griffith & Company, LLC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)  any matter that was either the subject of a disagreement or a reportable event.

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

10.1

Lease agreement between Aquentium and Tennant Desert Properties, LLC, dated December 19, 2003 (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed December 29, 2003)

10.2

Exclusive Licensing Agreement of US Patent Application 10/284,748 between Aquentium and Thomas Ciotti, dated November 5, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K, filed November 17, 2004)

16.1

Letter of agreement from George Brenner, CPA

21.1

Subsidiaries of Aquentium (Incorporated by reference to exhibit 21.1 for 10-KSB, filed January 13, 2005)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2007	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz Chairman of the Board, President, Chief Executive Officer, Secretary/Treasurer, Principal Financial and Accounting Officer