Form 10QSB
period 2007-06-30
AQUENTIUM INC
filed 2007-08-14
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes   [   ]   No [X]

As of August 10, 2007, Aquentium, Inc. had 21,715,154 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.   Financial Statements

              Balance Sheet as of June 30, 2007 and September 30, 2006

              Statements of Operations For the Three and Nine Months Ended June 30, 2007 and 2006

              Statements of Cash Flows For Nine Months Ended June 30, 2007 and 2006

5

              Notes to Financial Statements

7

Item 2.  Management’s Discussion and Analysis and Plan of Operation

13

Item 3.  Controls and Procedures

16

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

16

Item 5.  Other Information

17

Item 6.  Exhibits

17

Signatures

18

_______________________________

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended June 30, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended June 30, 2007 are not necessarily indicative of results to be expected for any subsequent period.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 3,982	$ 1,343
Inventory	-	31,540
Total current assets	3,982	32,883

Fixed Assets, net of depreciation of
$3,811 and $ 2,818 respectively	162	1,155

Total Assets	$ 4,144	$ 34,038

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expense	$ 51,220	$ 24,797
Advances-related parties	43,770	33,519
Loan-related party	79,460	64,000
Salaries payable- related parties	634,872	454,872

Total Liabilities	809,322	577,188

Shareholders’ Deficit
Preferred shares, par value $0.00001
10,000,000 authorized; 0 issued and outstanding	-	-
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 21,715,154
as of June 30, 2007 and
September 30, 2006 respectively	108,576	108,576
Additional paid-in capital	302,107	302,107
Accumulative deficit during development stage	(1,215,861)	(953,833)
Total Shareholders’ Deficit	(805,178)	(543,150)

Total Liabilities and Shareholders’ Deficit	$ 4,144	$ 34,038

The accompanying notes are an integral part of these consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVEL OPMENT-STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From
					Inception
	Three Months		Nine Months		April 30, 2001
	Ended June 30,		Ended June 30,		to June 30,
	2007	2006	2007	2007	2007

Rental Income	$ 74,406	$ 128,580	$ 279,495	$ 380,339	$ 1,471,279

Selling, General and
Administrative Expenses	(125,386)	(181,736)	(493,530)	(747,854)	(3,001,957)
Depreciation	(331)	(3,341)	(993)	(10,024)	(3,811)
Income (Loss) From Operations	(51,311)	(56,497)	(215,028)	(377,539)	(1,534,489)

Other Income (Expense)
Gain on sale of Business	-	(275,000)	-	(275,000)	370,000
Other Income	-	-	-	-	(4,372)
Net Loss	$ (51,311)	$ (331,497)	$ (215,028)	$ (652,539)	$ 1,168,861
Loss Per Common Share
Basic	$ (0.0024)	$ (0.0152)	$ (0.0099)	$ (0.0322)

Basic weighted Average
Number of Common
Shares Outstanding	21,715,154	21,715,154	21,715,154	20,257,077

The accompanying notes are an integral part of these consolidated financial statements.

                                                          4

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			From inception
	Nine Months		April 30, 2001 to
	Ended June 30,		June 30,
	2007	2006	2007

Cash Flows From Operating Activities:
Net loss	$ (215,028)	$ (652,539)	$ (1,168,861)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	993	10,024	3,811
Stock for services	-	140,700	274,080
Gain on exchange of stock	-	275,000	(370,000)
Disposition of subsidiary	-	-	18,465
Stock options compensation	-	-	100,000
Impairment expenses	-	-	3,638
Changes in operating assets and liabilities:
Inventory	31,540	-	-
Accounts payable	(20,577)	7,265	4,220
Deposits	-	2,500	-
Related party payable	180,000	180,000	872,252

Net Cash Used In Operating Activities	(23,072)	(37,050)	(262,395)

Cash Flows From Investing Activities:
Purchase of fixed assets	-	-	(3,973)
Purchase of patent	-	-	-

Net Cash Used In Investing Activities	-	-	(3,973)

Cash Flows From Financing Activities:
Loan-related party	15,460	-	79,460
Advances – related parties	10,251	8,788	181,390
Capital contribution – founder	-	-	500
Capital contribution – office space	-	-	9,000

Net Cash Provided By Financing Activities	25,711	8,788	270,350

Net Increase (decrease) In Cash	2,639	(28,262)	-
Cash at Beginning of Period	1,343	38,089	-
Cash at End of Period	$ 3,982	$ 9,827	$ 3,982

The accompanying notes are an integral part of these consolidated financial statements.

Non-Monetary Transactions

Stock for services 7,035,000 shares and
13,704,000 respectively; all issued
@ $ 0.02 per share	$ -	$ 140,700	$ 274,080

Issue of 2,000 shares of stock for
debt settlement	$ -	$ -	$ 40

1,15,000 common shares issued for
acquisitions at $0.02 per share	$ -	$ -	$ 23,000

Issue 3,000,000 shares for salary
at $0.02 per share	$ -	$ -	$ 60,000

4,000 shares @ 1.00 per share	$ -	$ 4,000	$ 4,000

The accompanying notes are an integral part of these consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2006 included in our Annual Report on Form 10-KSB, filed on January 5, 2007. Certain reclassifications were made to conform to the current period presentation.

2.  BUSINESS AND HISTORY

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 3D “Development Stage Company”.)  It’s subsidiaries  hold the design and development of solar panels (Charis Energy Development, Inc.), the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing. (H.E.R.E. International, Inc.). All the above companies were inactive during the nine months ended June 30, 2007.

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

C.   Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  There was no activity in any of the subsidiaries.

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

H.

Revenue Recognition

The operating income received by the Company is rental income from the tenants leasing space in the building owned by the Company which is outside the normal operations of the Company. Revenue is recognized when it is received from the tenants and in accordance with the basic principal of Financial Accounting Concept No. 5 (SFAC No.5) and SAB-104.

4.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

5.   INCOME TAXES

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

NOTE 6      RELATED PARTIES TRANSACTIONS

Mart T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)     Advanced $43,770 to the Company and affiliates as of June 30, 2007

b)     Has unpaid compensation of $634,872 as salary payable as of June 30, 2007

c)     Accrued compensation of $180,000 for the nine months ended June 30, 2007.

d)   Was granted on February 21, 2003 10,000,000 stock options exercisable at $.01 per share which expired on February 22, 2006.

NOTE 7     LEGAL PROCEEDINGS

On May 9, 2007, Aquentium filed a complaint and summons for unlawful detainer in the Superior Court of California, County of Riverside, Desert Judicial District against Orlo Properties, Inc., (dba) Sun Valley Storage), Daneco Forms, Inc. and The Okono Corporation.  Aquentium subleases a portion of the manufacturing facility on a month-to-month basis to these parties.  Aquentium brought the legal action as a result of these subleasees failing to pay an increase in rent for the month of May and the months thereafter.  These cases are pending.

On May 24, 2007, Tennant Desert Properties LLC (“Tennant Desert”) filed a complaint and summons for unlawful detainer in the Superior Court of California, County of Riverside, Desert Judicial District against Aquentium.  Aquentium counter sued for breach of contract.  Tennant Desert is the owner of the manufacturing facility leased on a month-to-month basis.

Previously, Tennant Desert and Aquentium mutually agreed to submit to arbitration the matter of who must pay the costs of necessary repairs to the leased building.  The arbitrator determined that Aquentium failed to contact Tennant Desert in a timely manner and would be responsible to make the necessary repairs and must also pay Tennant Desert’s attorneys’ fees of $47,000.  Aquentium believes the award is excessive and intends to file a civil action against the arbitrator.

7.    COMMITMENTS AND CONTINGENCIES

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of the building on a monthly basis for $31,128 plus taxes, insurance, landscaping and utilities.  The Company has been assigned the lease rights of the other tenants in the building and collects rents from those tenants.  For the period ending June 30, 2007, the Company recorded lease expenses of $ 229,600 in connection with these leases.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

Aquentium is a development stage company operating on a consolidated basis with our wholly-owned subsidiaries, described below.  Aquentium has recorded rental income for the past two fiscal years and interim periods, but has not recorded consolidated income from operations.  Our main challenge for the foreseeable future is to obtain funding to develop our business plan and the business plans of our subsidiaries.  Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.

During the nine month period ended June 30, 2007 we have not obtained sufficient funding to further develop our business plan or any subsidiary’s business plan. We will require additional financing to fund our long-term cash needs.  We may rely on debt financing, loans from related parties and private placements of common stock for additional funding.  However, we cannot assure you that we will be able to obtain financing, or that sources of financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.  If we are unable to obtain financing, then we may have to abandon our business plans and our subsidiaries will remain inactive.

In addition to developing our subsidiaries business plans, Aquentium’s business plan is to manufacture structural insulated panels and distribute food processing equipment.  Aquentium intends to manufacture structural insulated panels for housing structures.  These panels are designed to be used in pre-fabricated building and reduce the labor and number of steps in building construction.  Aquentium intends to use these structural insulated panels for our building projects, if any, as well as market them to other home and commercial builders throughout the world.

In January 2007 Aquentium entered into a distributor agreement with Ozone Safe Food, Inc.  Ozone Safe Food is a provider of sanitation and waste water equipment for food and beverage processors.  It manufactures the patented OSF MAC System for food processing and equipment sanitation for meat, poultry, seafood, fruit and vegetable and beverage processing industries.  This technology protects food quality by eliminating e-coli, listeria and salmonella.  As of the date of this report we have not recognized revenue from this distribution agreement.

Aquentium participates in a 50% joint venture through Aquentium Hong Kong, Ltd.  The joint venture provides that Aquentium Hong Kong, Ltd. will manufacture, market and sell Aquentium’s products and/or services in Asia through 2014.  As of the date of this report we have not provided any products for sale in Asia.

Our wholly-owned subsidiary H.E.R.E. International, Inc., a Colorado corporation owns the exclusive worldwide manufacturing and marketing rights for a patented containerized habitable structure that can be transformed into a rudimentary home in the case of disaster.  In March 2006 we completed construction of a disaster-relief housing model unit for demonstrations.  We intend to devise systems to be used in the structures that provide purified water and use solar technology for electricity.  However, as of the date of this report we have been unable to fund further development of these structures.

We also hold two other wholly-owned subsidiaries, Charis Energy Development, Inc. and Canby Group Inc.  The business plan of Charis Energy Development, Inc. is to research and develop a unique solar panel.  Canby Group Inc. plans to acquire operating companies or projects within the entertainment industry or sector which may have products to license or distribute.

Liquidity and Capital Resources

We cannot satisfy our cash requirements and will need to raise capital externally during the next twelve months.  At June 30, 2007 we had $3,982 cash on hand and have not recorded revenue from operations, but we recorded rental income of $279,495 for the nine month period ended June 30, 2007 (the “2007 nine month period”).  The rental income is from the subleasing of the manufacturing facility we lease on a month-to-month basis.  Our independent accounting firm has expressed an opinion that our limited revenues raise substantial doubt about our ability to continue as a going concern.  Management plans to achieve profitable operations from the development of our subsidiaries.

During the 2007 nine month period we funded our operations with rental income, a loan of $15,460 from Ozone Safe Foods, Inc. and an advance of $10,251 from Mark T. Taggatz, our President.  During the nine month period ended June 30, 2006 (the “2006 nine month period”) we funded our operations with rental income of $652,539 and an advance of $8,788 from Mr. Taggatz.

Our operating expenses are primarily related to salaries, rental expense and professional fees and these expenses will increase if we launch operations of a subsidiary or actively pursue our distribution agreements or manufacturing of insulated structural panels.  We expect that any additional capital will likely be provided by future loans or advances from related parties or private placements of our common stock.  We anticipate that Mr. Taggatz or our stockholders may provide advances or loans in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide funds to us.

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

Commitments and Contingencies

Aquentium’s commitments at June 30, 2007, consist of operating leases and total current liabilities.  We lease a 84,000 square foot office and manufacturing facility located in North Palm Springs, California.  The monthly lease amount is $31,128, plus triple net expenses that vary from month-to-month.  We recorded lease expenses of $229,600 for the 2007 nine month period related to this manufacturing facility.  This rent expense is partially covered by the lease payments from the other tenants in the building.

Our total current liabilities at June 30, 2007 were $809,322 and primarily include accrued salary of $634,872 for Mr. Taggatz, $43,770 for advances owed to Mr. Taggatz, plus loans totaling $79,460 from Ozone Safe Foods, Inc., a related party.  Mr. Taggatz is also an executive officer of Ozone Safe Foods, Inc.  We are unable to satisfy these obligations with cash on hand or with revenue.  We also had accounts payable and accrued expenses of $51,220 related to our operations.  We may pay these obligations with cash, when available, or we may convert them into common stock.

In May 2007 we initiated unlawful detainer actions against three subleasees for failure to pay the full rent on their leases (See Part II, Item 1.).  We also entered into an arbitration with the Tennant Desert Properties LLC, the owner of the building (“Tennant Desert”).  The arbitrator decided in favor of Tennant Desert and we are obligated to make necessary repairs to the building and pay attorneys fees.  Tennant Desert also filed a unlawful detainer action against Aquentium.  These cases are pending and at this time management does not have a estimate of the legal fees that may arise from them.

Results of Operations

Our fiscal year ends September 30 and the following discussions are based on our consolidated operations.  These discussions should be read in conjunction with our financial statements for the three and nine month periods ended June 30, 2007 and 2006, included in this report at Part I, Item 1, above.

Summary Comparison of 2007 and 2006 Operations
	Nine month period ended June 30 2007 2006		Three month period ended June 30 2007 2006
Rental income	$ 279,495	$ 380,339	$ 74,406	$ 128,580
Selling, general and administrative expenses	493,530	747,854	125,386	181,736
Depreciation	993	10,024	331	3,341
Income (loss) from operations	(215,028)	(377,539)	(51,311)	(56,497)
Gain (loss) on sale of business	–	(275,000)	–	(275,000)
Net loss	(215,028)	(652,539)	(51,311)	(331,497)
Net income (loss) per share	(0.009)	(0.032)	(0.002)	(0.015)

For the 2007 and 2006 third quarters and nine month periods we recorded rental income from payments received from tenants that sublease space at the manufacturing facility we lease.  Rental income decreased in the 2007 periods due to loss of sub-tenants.  Management expects this revenue source to continue so long as we maintain the month-to-month lease for the property; however, we are in litigation with the owner and sub-tenants and management cannot guarantee that the rental income will continue.

Selling, general and administrative expenses include rental expense, accrued officers salaries and professional fees. Selling, general and administrative expenses decreased in the 2007 nine month period compared to the 2006 nine month period primarily due to third-party services of $140,700 incurred in the 2006 nine month period that were not incurred in the 2007 nine month period.

Depreciation for the 2007 and 2006 periods relates to depreciation of our fixed assets.

In 2006 we recognized a $275,000 loss on the sale of a business.  The loss relates to the transfer of 1,500,000 shares of eFoodSafety.com Inc. common stock.  We acquired the eFoodSafety.com, Inc. investment shares in October 2003 when we sold our then subsidiary, Food Safe, Inc., to eFoodSafety.com, Inc.  The value of the investment shares was established at $650,000 in October 2003.  Subsequently, in June 2006 the shares were valued at $0.25, or $375,000.  We transferred the eFoodSafety.com, Inc. shares to Mr. Taggatz in consideration for accrued salary and advances.  As a result we recognized a loss of $275,000 on the transfer of these investment shares.

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

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the third quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 9, 2007, Aquentium filed a complaint and summons for unlawful detainer in the Superior Court of California, County of Riverside, Desert Judicial District against Orlo Properties, Inc., (dba) Sun Valley Storage), Daneco Forms, Inc. and The Okono Corporation.  Aquentium subleases a portion of the manufacturing facility we lease on a month-to-month basis to these parties.  Aquentium brought the legal action as a result of these subleasees failing to pay an increase in rent for the month of May and the months thereafter.  These cases are pending.

On May 24, 2007, Tennant Desert Properties LLC (“Tennant Desert”) filed a complaint and summons for unlawful detainer in the Superior Court of California, County of Riverside, Desert Judicial District against Aquentium.  Aquentium counter sued for breach of contract.  Tennant Desert is the owner of the manufacturing facility we lease on a month-to-month basis.  Previously, Tennant Desert and Aquentium mutually agreed to submit to arbitration the matter of who must pay the costs of necessary repairs to the leased building.  The arbitrator determined that Aquentium failed to contact Tennant Desert in a timely manner and would be responsible to make the necessary repairs and must also pay Tennant Desert’s attorneys’ fees of $47,000.  Aquentium believes the award is excessive and intends to file an civil action against the arbitrator.

ITEM 5. OTHER INFORMATION

Transfer of Listing

Effective August 3, 2007, the listing for our shares of common stock was transferred from the Pink Sheets LLC to the NASD OTC Bulletin Board.  Our shares still trade under the symbol “AQNM.”

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

Date: August 14, 2007	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz Chairman of the Board, President, Chief Executive Officer, Secretary/Treasurer, Principal Financial and Accounting Officer