Form 10KSB
period 2007-09-30
AQUENTIUM INC
filed 2007-12-31
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

Commission file number: No. 0-23402

AQUENTIUM, INC.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2863244 (I.R.S. Employer Identification No.)

19024 Ruppert Avenue, P.O. Box 580943, North Palm Springs, California

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

Yes [  ]   No [X]

State issuer’s revenue for its most recent fiscal year:   None

As of December 11, 2007, the registrant had 27,665,154 shares of common stock outstanding.  On that date the aggregate market value based on the trading price for the voting and non-voting equity of 11,445,629 held by non-affiliates was approximately $3,548,145.

Documents incorporated by reference: None.

Transitional small business disclosure format: Yes [   ] No [X]

TABLE OF CONTENTS

PART I

Item 1.  Description of Business

2

Item 2.  Description of Property

6

Item 3.  Legal Proceedings

7

Item 4.  Submission of Matters to a Vote of Security Holders

 7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

 7

Item 6.  Management’s Discussion and Analysis or Plan of Operation

9

Item 7.  Financial Statements

13

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

31

Item 8A.  Controls and Procedures

31

Item 8B.  Other Information

31

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons and Corporate Governance;

               Compliance with Section 16(a) of the Exchange Act

31

Item 10.  Executive Compensation

32

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                and Related Stockholder Matters

33

Item 12.  Certain Relationships and Related Transactions and Director Independence

 34

Item 13.  Exhibits

35

Item 14.  Principal Accountant Fees and Services

35

Signatures

36

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

Aquentium, Inc. was incorporated in the state of Delaware in April 1987 as Arnex Investment Group, LTD.  The corporation name was changed to WaterPur International, Inc. in 1977.  On April 2, 2002, WaterPur International entered into an agreement to acquire Aquentium, Inc., a Nevada corporation (“Aquentium-Nevada”).  The transaction was treated as a reverse acquisition and Aquentium-Nevada became the accounting survivor.  On May 7, 2002, WaterPur International changed its name to Aquentium, Inc.

In April 2006 Aquentium incorporated H.E.R.E International, Inc., which stands for Housing & Emergency Relief Efforts, in the state of Colorado.  This subsidiary will market and manufacture our re-deployable disaster-relief housing structures.

On October 24, 2007, Aquentium formed Aquentium De Mexico, a Mexican subsidiary, to manufacture and market our low-cost housing model units in the Mexican Republic.

Our Business

Aquentium is a holding company operating on a consolidated basis with our wholly-owned subsidiaries, which are development stage companies described below.  Our management serves both as a financial and professional business partner for our subsidiaries.   Our role is to improve each subsidiary’s access to potential capital, help them benefit from the economics of scale through the consolidation of administrative functions, and to provide universal access to the financial and management expertise of each subsidiary's corporate personnel.

We continue to identify, locate and evaluate additional acquisitions. Our portfolio of companies currently consists of six wholly owned subsidiaries, two joint ventures and other business opportunities described below.

Aquentium has recorded rental income for the past two fiscal years, but we have not recorded consolidated revenues from our operations or the operations of our subsidiaries.  Our focus for the next twelve months will be to obtain additional funding to develop one or more of the business opportunities.

H.E.R.E. International, Inc.  In November 2004 Aquentium acquired the exclusive worldwide manufacturing and marketing rights for a patent related to a containerized habitable structure that can be transformed into a rudimentary home in the case of disaster.  These unique retrofitted structures conveniently ship as an intermodal shipping container that expands and unfolds like “pop-up books” and has the strength, flexibility and durability of structural insulated panel construction.

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

In March 2006 Aquentium completed the construction of a disaster-relief housing model unit for demonstrations.  The unit is a 20 foot shipping container that expands to a 450 square foot house complete with electricity and plumbing.  It includes two bedrooms, a bathroom with a shower, a kitchen with appliances and a living room.  The structures may be constructed on a grid system or independently, or a combination of both.  We intend to create systems to be used in the structures that provide purified water and use solar technology for electricity.  These structures may also be used as homes, clinics, offices, mini-hospitals, barracks, etc.

In September 2006 Aquentium began manufacturing structural insulated panels (“SIP”) for structures; however, our manufacturing process is not fully operational.  We intend to use these structural insulated panels for our building projects, as well as market them to other home and commercial builders throughout the world.

The Aquentium SIP building system includes:

$

Orient strand board laminated to an expanded polystyrene insulation core.

$

Installation instructions (SIP panel layouts), and installation guide.

$

Option to receive "site advisory service" to assist in an installation.

Aquentium offers a "Ready to Assemble" (RTA) option – The RTA process reduces construction time and improves efficiency.  We can manufacture SIP’s to the customer’s exact specifications and then deliver them to the location as a ready-to-assemble building system.

Our two primary markets are the low cost, mass-housing market and the temporary disaster relief housing market. Management intends to seek federal and state grants to establish manufacturing facilities for the production of disaster-relief housing and structures.

Aquentium De Mexico.  This Mexican subsidiary was formed to manufacture and market our low-cost housing model units in the Mexican Republic.  We intend to seek financing to manufacture and market our housing model units in Puebla, Yucatan, Quintana Roo, Veracruz and Chiapas.  These areas of Mexico have recently suffered major destruction due to hurricanes, rains and flooding.  Potential investors must recognize that we have limited capital available for the development of this business plan and all risks inherent in a new and inexperienced enterprise are inherent in our plan to launch these operations.

Charis Energy.  In December 2003 Aquentium acquired Charis Energy Development, Inc., a privately held Nevada corporation.  Charis Energy is seeking solutions in the alternative energy sector, with a focus on solar energy.   Charis Energy is currently in research and development for manufacturing and marketing of solar energy panels.  Its business plan is to obtain necessary worldwide patents for new types of solar panels and then develop a business plan to manufacture and market those solar panels.

Canby Group.  In September 2002 Aquentium acquired Canby Group Inc., a privately held California corporation.  Canby Group is an entertainment development stage company.  The business plan for this subsidiary is to acquire operating companies or projects within the entertainment industry or sector which may have products to license or distribute.  This subsidiary has no projects in development as of the date of this filing.

Environmental Waste Management, Inc.  In January 2004 Aquentium acquired Environmental Waste Management, Inc.  This subsidiary’s business plan is to enter into joint venture relationships with small recycling companies.  This subsidiary is currently inactive.

USA Public Auction, Inc.  In August 2002 Aquentium acquired USA Public Auction, Inc., a privately held Nevada corporation.  This company had developed proprietary software designed to operate an online auction web site for new and used car dealerships.  This subsidiary is inactive.

Joint Ventures and Distributorships

Mootah Energetic Pty, Ltd.  On September 27, 2007, Aquentium, Inc. entered into a joint venture agreement with Mootah Energetic Pty, Ltd., a Republic of  Botswana company (“Mootah”).  Aquentium and Mootah agreed to jointly develop a mining concession granted to Mootah by the Republic of Botswana and this joint venture is in the exploration stage.

Prospecting License No. PL 163/2007 (“License”) was granted to Mootah on July 30, 2007, and on September 20, 2007, Aquentium issued 100,000 shares of common stock, valued at approximately $6,000, to Mootah in consideration for a 51% interest in that License.  (See Item 2, below, for a description of the License.)  As a joint venture partner, Aquentium has agreed to use its best efforts to raise the necessary capital to purchase and operate any and all equipment for the exploration and mining operations under the License.  Our management initially intends to seek private funding for this joint venture.  We have also agreed to provide the staff to conduct the mining operations.   We will receive 51% of any net revenues for the operations and Mootah will receive 49% of any net revenues.

The joint venture agreement is for a term of three years, ending in September 2010.  The joint venture agreement may be terminated by either party due to a substantial breach of a material provision or Aquentium may terminate the agreement if there is an unacceptable change in control of the government of Botswana.  In addition, Mootah granted Aquentium an option to continue operations related to the License for a period of 25 years.

Management notes that gold has traded recently at over $800 per ounce and management believes that the price of uranium will surge as the world seeks the clean energy of nuclear power.  We cannot assure you that we will be successful in locating these particular minerals in the License area, but we intend to seek funding to launch the exploration of the License area.

Aquentium Hong Kong, Ltd.  In March 2004 Aquentium formed Aquentium Hong Kong, Ltd. as a 50% joint venture with Mr. Chak Cheuk Kau, an individual who resides in Hong Kong.  The parties agreed that Aquentium-Hong Kong will manufacture, market and sell Aquentium’s products and/or services in Asia for a period of 10 years.

Aquentium is a distributor for Ozone Safe Foods, Inc, and markets state of the art ozone technology designed to improve food safety and improve the work environment for food and beverage processing plants, including sanitation and waste water equipment for food and beverage processors.  Ozone technology is an all natural solution that reduces or eliminates E. Coli 0157:H7 and other bacteria and viruses in processing plants for meat, poultry, seafood, fruit, vegetable and beverages.  Aquentium also distributes air purification equipment, as well as Sani Dri hand dryers.

Other Business Opportunities

Our business plan is to seek, investigate, and, if warranted, acquire business opportunities which are profitable, or we anticipate will become profitable.  The selection of a business opportunity to participate in is complex and extremely risky and will be made by management in the exercise of its business judgement; however, our executive officer is not a professional business analyst.  (See Part III, Item 9, “Directors and Executive Officers, . . .” below).  We cannot assure you that we will be able to identify and acquire a business opportunity which will ultimately prove to be beneficial to us and our stockholders.

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

A decision to participate in a specific business opportunity may be made upon our management’s analysis of the following factors:

$

Quality of the business opportunity’s management and personnel;

$

Potential for growth and profitability;

$

Capital requirements and anticipated availability of required funds to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

$

The anticipated acceptability of the business opportunity’s new products or marketing concept;

$

The merit of its technological offerings or changes;

$

The perceived benefit that it will derive from becoming a publicly held entity; and,

$

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

ITEM 2.  DESCRIPTION OF PROPERTY

Principal Office Lease

Aquentium, Inc. entered into a Commercial Lease Agreement, dated August 22, 2007, with Halleck Family Trust, the landlord, for 5,000 square feet of light industrial and office space located in North Palm Springs, California.  The manufacturing area of this commercial space is over 4,000 square feet and will serve our current needs.  The lease is effective September 1, 2007, and has a two year term, expiring on August 31, 2009.  Under the lease the base rent is $3,500 for the first twelve months, but the base rent may be adjusted in the second twelve month period based upon any increase in the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers.  In addition, Aquentium is required to carry liability insurance in the amount of $1 million.

Mining Joint Venture

Under our joint venture agreement with Mootah, Prospecting License No. PL 163/2007 provides for the exclusive right to prospect for copper, nickel, lead, silver, gold, platinum group metals and uranium in a 572.6 square kilometer area located in Southern Botswana.  As of the date of this filing, we do not have information regarding prior mining operations or the existence of potential reserves in the License area.  The initial term of the License is for a period of three years, ending on June 30, 2010.  The holder of the License is required to pay an annual charge of approximately 2,863 Botswana Pula (BWP) to the Botswana Office of the Director of Geological Survey and required to incur the minimum annual expenditures outlined for a prospecting program.

The holder of the License is required by the Botswana government to conduct a prospecting program that satisfies minimum annual expenditures over a three year period.  The estimated costs are BWP400,000 (approximately $80,000 U.S.) in year one to review the historical data of the License area and complete mapping and geological assessments.  In year two, the holder should begin soil sampling, complete a detailed ground survey and begin drilling of priority targets.  The minimum annual expenditure for years two and three is BWP800,000 (approximately $160,000 U.S.) per year.  In year three, test drilling should continue and assays should be conducted for any mineral occurrences.

ITEM 3.  LEGAL PROCEEDINGS

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

On May 24, 2007, Tennant Desert Properties LLC (“Tennant Desert”) filed a complaint and summons for unlawful detainer in the Superior Court of California, County of Riverside, Desert Judicial District against Aquentium. Tennant Desert is the owner of the manufacturing facility we leased on a month-to-month basis starting in December 2003.  Previously, Tennant Desert and Aquentium mutually agreed to submit to arbitration the matter of who must pay the costs of necessary repairs to the leased building.  On April 11, 2007 the arbitrator determined that Aquentium failed to contact Tennant Desert in a timely manner and would be responsible to make the necessary repairs and must also pay Tennant Desert’s attorneys’ fees of $47,000.  On April 19, 2007, and June 29, 2007, amended notices of ruling were heard by the Superior Court of California, County of Riverside and resulted in a judgment award to Tennant Desert of $146,917, including fees and interest, on September 21, 2007.  On August 17, 2007, Tennant Desert received a judgment against Aquentium of $29,691 pertaining to termination of the occupancy of the building.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2007 fiscal year.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Effective August 3, 2007, the listing for our shares of common stock was transferred from the Pink Sheets LLC to the OTC Bulletin Board.  Our shares trade under the symbol “AQNM.”  Our common stock is thinly traded and we do not have an active trading market at the time of this filing.  The following table lists the range of the high and low closing bid for our common stock for each quarter of the 2006 fiscal year as reported by Pink Sheets, LLC and the range of high and low trading prices for each quarter of the 2007 fiscal year as reported by the OTC Bulletin Board.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low
December 31, 2005	$ 0.15	$ 0.02
March 31, 2006	0.16	0.04
June 30, 2006	0.17	0.08
September 30, 2006	0.165	0.09

December 31, 2006	$ 0.14	$ 0.06
March 31, 2007	0.09	0.04
June 30, 2007	0.07	0.05
September 30, 2007	0.12	0.09

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

Holders

As of December 10, 2007 we had 312 shareholders of record of our common stock, which does not include shares held in “street accounts” of securities brokers.

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

Recent Sales of Unregistered Securities

On August 27, 2007, we issued an aggregate of 250,000 common shares.  We issued 50,000 shares to Tom Hutzley in consideration for architectural services and 200,000 shares to Joyce Falkowski. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On September 7, 2007, we issued 5,500,000 shares to Wall Street Marketing Group for investor relations services valued at $233,750.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On September 20, 2007, we issued 100,000 shares valued at approximately $6,000 to Mootah Energetic Pty, Ltd in consideration for a 51% interest in Prospecting License No. PL 163/2007.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

 Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

Our main challenge for the foreseeable future is to obtain funding to develop operations of our subsidiaries and satisfy our obligations under joint venture agreements.  As of the date of this filing we have not finalized agreements for additional funding for any subsidiary or agreement.  Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.  If we are unable to obtain financing, then our subsidiaries will remain inactive and we will not be able to develop operations for our other business opportunities.

Liquidity and Capital Resources

Aquentium is a development stage company with a deficit of $1,687,243 and no established revenues to satisfy our operating costs.  Based upon these factors our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern.  Historically, we have relied on rental income from the Tennant Desert property, capital contributions from management and sales of our common stock to pay for costs, services, operating leases and our acquisitions.  During the first six months of the year ended September 30, 2007 (“2007”) and for the year ended September 30, 2006 (“2006") we have relied on rental income from the subleasing of the Tennant Desert property we formerly leased.  Our plan in the short term is to continue to seek funding for development of our subsidiaries and to acquire business opportunities with profitable operations or with the potential to develop profitable operations.

We cannot satisfy our cash requirements and will need to raise capital externally during the next twelve months.  At September 30, 2007, we had $1,024 cash on hand and have not recorded revenue from operations.  During 2007 we relied upon rental income of $279,495 from the Tennant Desert property, the issuance of 5,750,000 shares for professional services valued at $244,375, a loan of $22,960 from an affiliated company and advances of $20,251 from management to fund our operations.  For funding during 2006 we relied upon rental income of $467,252 from the Tennant Desert property, the issuance of 7,035,000 shares of common stock valued at $140,700 for professional services, a $64,000 loan from an affiliated company and $42,307 in advances from management.  (See Part III, Item 12, below, for details of the related party transactions.)

Our operating expenses are primarily related to professional fees and salaries; however, we intend to launch manufacturing operations for our low cost and disaster housing in Mexico and to develop the Mootah mining concession in the coming year.  As a result our operating expenses will increase due to these business ventures (See “Commitments and Contingencies”, below). We expect that any additional capital will likely be provided by debt or equity financing.  We anticipate that our President, Mark T. Taggatz, or our stockholders may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

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

Commitments and Contingencies

Aquentium’s commitments consist of operating leases, total current liabilities, accrued litigation settlements and our commitments for development of our Mexican subsidiary and the Mootah joint venture.  Our current operating lease has a base rent of $3,500 per month which results in minimum rental payments for our office and manufacturing space of $42,000 for 2008 and $38,500 for 2009.

Our total current liabilities of $1,027,209 included accrued salary of $694,872, accrued expense for litigation of $177,247, plus $140,730 owed to related parties for loans and advances (See Part III, Item 12, below), accrued interest of $4,759 related to loans and accounts payable of $9,601.

The accrued expense for litigation is the result of an arbitration hearing and subsequent legal proceedings related to the Tennant Desert property (See Part I, Item 3 above).   We may be obligated to pay legal fees and judgments and have recognized an accrued litigation settlement of $177,247 at September 30, 2007.

We also have agreed to provide funding for our joint venture agreement with Mootah (See Part I, Item 1 and Item 2) we have agreed to use our best efforts to raise the necessary capital to purchase and operate any and all equipment for the exploration and mining operations under the License.  The holder of the License is required by the Botswana government to conduct a prospecting program that satisfies minimum annual expenditures of approximately $80,000 US in year one and $160,000 US in both years two and three of the prospecting program.

In October 2007 Aquentium entered into a consulting agreement with Dr. Ricardo Lorden Kern, dba Lorden y Asociados.  The Professional Marketing Fee and Additional Compensation agreement provided that Mr. Lorden Kern would provide Mexican marketing and government relations for Aquentium for $12,500 per month for a term of one year.  On November 6, 2007, we filed a Form S-8 registration statement to register 100,000 shares to be issued under this agreement.  We anticipate that future payments under this agreement will be made with our common stock and estimate that we will issue an aggregate of approximately 483,879 shares during the 2008 fiscal year, depending upon the market value of our common stock.

We are unable to satisfy the obligations described above with cash on hand.  We intend to seek debt and/or equity financing to meet our commitments.  We may also convert some of these obligations into common stock if appropriate.

Results of Operations

Our fiscal year ends September 30 and the following discussions are based on our consolidated operations.  These discussions should be read in conjunction with our financial statements for the years ended September 30, 2007 and 2006, included in this report at Part II, Item 7, below.

Summary Comparison of 2007 and 2006 Operations
	Year Ended September 30 2007 2006
Income	$ –	$ –
General and administrative expenses	835,927	965,973
Depreciation	1,155	2,091
Loss from operations	(837,082)	(968,064)
Loss on sale of investment	–	(275,000)
Total other income (expense)	103,673	187,880
Net loss	(733,410)	(780,184)
Net loss per share	$ (0.03)	$ (0.04)

For the first six months of the 2007 year and during the 2006 year we did not record income from operations.  General and administrative expenses decreased in 2007 compared to 2006 primarily due to decreases in rental expenses.  Rental expense for 2007 was $237,100 compared to $477,663 for 2006 and was primarily related to the expenses for the Tennant Desert property.  During 2007 we paid professional fees of $244,375, primarily for investor relation services, compared to $140,700 in professional fees for 2006 primarily related to consulting services and investor relation services.

In 2006 we recognized a $275,000 loss from the transfer of 1,500,000 shares of eFoodSafety.com Inc. common stock.  We acquired the eFoodSafety.com, Inc. investment shares in October 2003 when we sold our then subsidiary, Food Safe, Inc., to eFoodSafety.com, Inc.  The value of the investment shares was established at $650,000 in October 2003.  Subsequently, in June 2006 the shares were valued at $0.25, or $375,000.  We transferred the eFoodSafety.com, Inc. shares to Mr. Taggatz in consideration for accrued salary and advances he had provided to us.  As a result we recognized a loss of $275,000 on the transfer of these investment shares.

Total other income for 2007 included rental income from payments received from sub-tenants that leased space in the Tennant Desert property.  Rental income decreased from $467,252 for 2006 to $279,495 for 2007 as a result of the sub-tenants’ failure to pay rent when due.  In addition, as a result of litigation related to the Tennant Desert property other income was offset by the recognition of an accrued litigation settlement of $177,247 (See Part I, Item 3, above).  We have relocated to a new office/manufacturing building and will no longer receive rental income.  We also recorded interest income of $1,424 for 2007 and interest expense of $4,372 for 2006.

We recorded net losses and a net loss per share for both 2007 and 2006.  Management anticipates that net losses will continue until we recognize revenues from our operations or the operations of our subsidiaries.

Factors Affecting Future Performance

We need additional external capital and may be unable to raise it.

Based on our current plan we believe we may require at least $1 to $2 million additional financing within the next twelve months to develop our Mexican subsidiary, to satisfy our accrued legal settlements and to meet our obligations under our joint venture agreement with Mootah.  Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us.  We may not be able to obtain additional funds on acceptable terms.  If we borrow funds, we could be forced to use a large portion of our future revenue to repay principal and interest on those funds.  If we issue our securities for capital, then the interests of our shareholders will be diluted.  If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans.

We currently have interests in several very different business opportunities and management must determine where to spend our limited resources at the risk of losing market opportunities in the remaining businesses.

We currently have six subsidiaries and own interests in joint ventures.  We have very limited cash and are able to fund only one or two of these business opportunities.  Management must determine which business opportunities are the most viable and which will provide immediate revenue at the risk of not developing our other business opportunities.  We cannot assure you that the business opportunities we choose to develop will become viable and result in cash flows.

We may pursue acquisitions of complementary service product lines, technologies or other businesses and these acquisitions may interfere with our operations and negatively affect our financial position.

From time to time, we evaluate potential acquisitions of businesses, services, products, or technologies.  These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and recognition of expenses related to goodwill and other intangible assets.  In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies; the diversion of our management’s attention from other business concerns; risks of entering markets in which we have no or limited direct prior experience; and, the potential loss of key employees of the acquired company.  We cannot assure you that we will be successful in developing and implementing a business strategy that provides for continued growth of all of our subsidiaries or business opportunities.

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

Off Balance Sheet Arrangements

None.

ITEM 7.  FINANCIAL STATEMENTS

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

September 30, 2007 and 2006

Independent Registered Public Accounting Firm Reports

14

Consolidated Balance Sheet

16

Consolidated Statements of Operations

17

Consolidated Statement of Stockholders’ Deficit

18

Consolidated Statements of Cash Flows

20

Notes to Consolidated Financial Statements

22

De Joya Griffith & Company, LLC

2580 Anthem Village Drive

Henderson, Nevada 89052

702.588.5961 Office/702.588.5979 Facsimile

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Aquentium, Inc. (a Delaware corporation)

(A Development-Stage Company)

North Palm Springs, CA

We have audited the accompanying consolidated balance sheet of Aquentium, Inc., a Delaware corporation (a development-stage company) as of September 30, 2007 and the related consolidated statements of operations, shareholders' deficit and cash flow for the year ended September 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  We did not audit the Company for the year ended September 30, 2006.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Aquentium, Inc., a Delaware corporation as of September 30, 2007 and the results of its operations, stockholders' deficit and cash flows for the year ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 4 to the financial statements, the Company's losses from development-stage activities raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management's plans in this regard are also discussed in Note 4.

/s/ De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC

Henderson, NV

December 11, 2007

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Aquentium, Inc., a Delaware corporation as of September 30, 2006 and the results of its operations, stockholders' deficit and cash flows for the years ended September 30, 2006 and 2005 and the period April 30, 2001 (date of Inception) through September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 4 to the financial statements, the Company's losses from development-stage activities raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management's plans in this regard are also discussed in Note 4.

/s/ George Brenner

George Brenner, C.P.A.

Los Angeles, California

December 29, 2006

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

ASSETS

As of
September 30,
2007
Current Assets
Cash	$ 1,024

Total current assets	1,024

Fixed assets, net of depreciation of $3,973	-

Total Assets	$ 1,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 9,601
Accrued expense – litigation	177,247
Accrued interest	4,759
Advances-related parties	140,730
Salaries payable- related party	694,872

Total Current Liabilities	1,027,209

Total Liabilities	1,027,209

Stockholders’ Deficit
Preferred shares, par value $0.00001| 10,000,000 authorized
no shares issued and outstanding	--
Common stock, par value $0.005 | 100,000,000 authorized
27,565,154 issued and outstanding	137,826
Additional paid-in capital	523,232
Accumulated deficit during the development stage	(1,687,243)

Total Stockholders’ Deficit	(1,026,185)

Total Liabilities and Stockholders’ Deficit	$ 1,024

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	For Year Ended		April 30, 2001 to
	September 30,		September 30,
	2007	2006	2007

Income	$ --	$ --	$ --

General and Administrative Expenses	835,927	965,973	3,344,354
Depreciation	1,155	2,091	3,973

Loss From Operations	(837,082)	(968,064)	(3,348,327)

Other Income (Expense)
Gain (loss) on sale of
investment/business	--	(275,000)	370,000
Rental Income	279,495	467,252	1,471,279
Expense – litigation settlement	(177,247)	-	(177,247)
Interest expense	1,424	(4,372)	(2,948)

Total Other Income (Expense)	103,672	187,880	1,661,084

Income Tax	--	--	--

Net Income (Loss)	$ (733,410)	$ (780,184)	$ (1,687,243)

Loss Per Common Share	$ (0.03)	$ (0.04)

Basic weighted average number
of common shares outstanding	22,087,641	20,624,592

                   The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2007

					Other
	Common Stock		Paid in	Accumulative	Comprehensive		Stockholders’
	Shares	Amount	Capital	(Deficit)	Income	(Loss)	Deficit

Founder's capital contribution	-	$ -	$ 500	$ -	$ -	$ -	$ 500
Capital contributed, office space	-	-	3,000	-	-	-	3,000
Common stock issued for reverse merger	4,000,000	20,000	(20,000)	-	-	-	-
Preferred stock converted	1,000,000	5,000	(5,000)	-	-	-	-
Common stock retained by shareholders
April, 2002 for the acquisition of
Aquentium , Delaware valued at par
value per share	76,014	380	(380)	-	-	-	-
Stock for services	500,000	2,500	7,500	-	-	-	10,000
Acquisitions of subsidiaries	900,000	4,500	13,500	-	-	-	18,000
Net (loss) for the period of April 30,
2001 through September 30, 2002	-	-	-	(61,987)	-	-	(61,987)

Balance September30, 2002	6,476,014	32,380	(880)	(61,987)	-	-	(30,487)
Stock options compensation	-	-	100,000	-	-	-	100,000
Stock for services	2,160,000	10,800	32,400	-	-	-	43,200
Acquisition of subsidiaries	250,000	1,250	3,750	-	-	-	5,000
Debt settlement	2,000	10	30	-	-	-	40
Capital contributed, office space	-	-	3,000	-	-	-	3,000
Net (loss) for the year ended
September 30, 2003	-	-	-	(259,910)	-	-	(259,910)

Balance September 30, 2003	8,888,014	44,440	138,300	(321,897)	-	-	(139,157)
Acquisition of subsidiaries	2,080,000	10,400	(10,400)	-	-	-	-
Lease deposit	5,140	26	77	-	-	-	103
Stock for services	1,007,000	5,035	15,105	-	-	-	20,140
Rescission of 2002 acquisition	(500,000)	(2,500)	2,500	-	-	-	-
Officer compensation	3,000,000	15,000	45,000	-	-	-	60,000
Capital contributed, office space	-	-	3,000	-	-	-	3,000
Net income for the year ended
September 30, 2004	-	-	-	391,123	-	-	391,123
Other comprehensive income (loss):
Unrealized loss on stock	-	-	-	-		(230,000)	(230,000)
Comprehensive income	-	-	-	-	-	-	-
						(Continued . . . )

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2007 (Continued)

					Other
	Common Stock		Paid in	Accumulative	Comprehensive		Stockholders’
	Shares	Amount	Capital	(Deficit)	Income	(Loss)	Deficit

Balance September 30, 2004	14,480,154	$ 72,401	$ 193,582	$ 69,226	$ -	$ (230,000)	$ 105,209
Stock for patent	200,000	1,000	3,000	-	-	-	4,000
Net loss for the year ended
September 30, 2005	-	-	-	(242,875)	-	-	(242,875)
Other comprehensive income:
Unrealized loss on stock	-	-	-	-	-	(37,500)	(37,500)
Comprehensive income	-	-	-	-	-	-	-

Balance September 30, 2005	14,680,154	73,401	196,582	(173,649)	-	(267,500)	(171,166)
Comprehensive income	-	-	-	-	-	267,500	267,500
Stock for services	7,035,000	35,175	105,525	-	-	-	140,700
Net loss for year ended
September 30, 2006	-	-	-	(780,184)	-	-	(780,184)

Balance September 30, 2006	21,715,154	108,576	302,107	(953,833)	-	-	(543,150)
Stock for services issued	5,750,000	28,750	215,625	-	-	-	244,375
Stock issued for license agreement	100,000	500	5,500	-	-	-	6,000
Non-cancelled shares	42,249	211	(211)	-	-	-	-
Net loss for year ended
September 30, 2007	-	-	-	(733,410)	-	-	(733,410)

Balance September 30, 2007	27,565,154	$137,826	$ 523,232	$(1,687,243)	$ -	$ -	$ (1,026,185)

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception
	Year Ended		April 30, 2001 to
	September 30,		September 30,
	2007	2006	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (733,410)	$ (780,184)	$ (1,687,243)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	1,155	2,091	3,973
Stock for services	244,375	140,700	518,455
Stock for joint venture	6,000	--	6,000
Realized investment loss (gain)	--	275,000	(370,000)
Patent write off	--	5,000	--
Loan write off	--	(1,500)	--
Disposition of subsidiaries	--	--	18,465
Impairment expenses	--	--	3,638
Stock option compensation	--	--	100,000
Changes in operating assets and liabilities:
Accounts receivable	--	871	--
Accrued expense-litigation settlement	177,247	--	177,247
Inventory	31,540	--	--
Accounts payable	(15,196)	17,866	9,601
Accrued interest	4,759	--	4,759
Prepaid expense	--	103	--
Renter deposits	--	(43,000)	--
Accrued salary-officer	240,000	240,000	932,252

Net Cash Used in Operating Activities	(43,530)	(143,053)	(282,852)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of fixed asset	--	--	(3,973)

Net Cash Provided by (Used in) Investing Activities	--	--	(3,973)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan - affiliated company	22,960	64,000	86,960
Advances - related parties	20,251	42,307	191,390
Capital contribution - founder	--	--	500
Capital contribution - office space	--	--	9,000

Net Cash Provided by Financing Activities	43,211	106,307	287,850

NET CHANGE IN CASH	(319)	(36,746)	1,024

CASH AT BEGINNING OF YEAR	1,343	--	--

CASH AT END OF YEAR	$ 1,024	$ 1,343	$ 1,024

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Non-Monetary Transactions

Stock for services 7,035,000 shares and
5,850,000 and 13,704,000 respectively
all issued @ $ 0.02 per share	$ 250,375	$ 140,700	$ 524,455

Issue of 2,000 shares of stock for debt settlement	$ -	$ -	$ 40

1,150,000 common shares issued for
acquisitions at $0.02 per share	$ -	$ --	$ 23,000

Issue 3,000,000 shares for salary
Issued at $0.02 per share	$ -	$ --	$ 60,000

Stock for patent pending
4,000 shares @ 1.00 per share	$ -	$ --	$ 4,000

Reduction of liability to a related
party by an exchange in investment	$ -	$ 375,000	$ 375,000

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BUSINESS AND HISTORY

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 2 D "Development Stage Company").  Its holdings include a public relations and consulting service and an early-stage entertainment division that will develop and license products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), the research and development of solar panels, (Charis Energy Development, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.).  All the above companies were inactive during fiscal year ending September 30, 2007, however, See Note 1C, "Acquisitions and Dispositions".

B.  History

Aquentium Inc.-Delaware, formerly WaterPur International, Inc. (the Company) was incorporated in the state of Delaware on April 3, 1987 as Arnex Investment Group, Ltd.  Then the corporation name was changed to Vector Environmental Technologies, Inc. in 1993 and then to WaterPur International, Inc. in 1997. Up through September 30, 1997, WaterPur operated principally in one business segment, the development and sale of environmental technologies, primarily water purification.  WaterPur became an inactive shell as of September 30, 1998.

On April 2, 2002, Aries Ventures, Inc., formerly Casmyn Corp. and holder of 100% of the 5% cumulative convertible preferred stock of WaterPur received 1,000,000 post split shares and 250,000 warrants in consideration for the release of any and all outstanding debts or claims that Aries has or may have against WaterPur.

On April 2, 2002 Aquentium, Inc. - Delaware acquired 100% of Aquentium, Inc., a Nevada corporation incorporated on April 30, 2001 (“Aquentium-Nevada”), in exchange for 4,000,000 shares of its common stock.  With this transaction the common stock of Aquentium, Inc. -Delaware outstanding was: 5,076,014 shares with 4,000,000 held by the Aquentium shareholders, 1,000,000 held by Aries and the remaining shares of 76,014 (post reverse split 200 to 1) held by the former stockholders of WaterPur.

Aquentium - Delaware formerly WaterPur entered into an asset purchase agreement with Duck Marine Systems, Inc. (a British Columbia Corporation) on May 7, 1999.  The agreement was rescinded April 2, 2002.

In connection with the above transactions the officers and principal stockholders of Aquentium - Delaware, on one hand and Aquentium - Delaware and its subsidiary, Aquentium - Nevada, on the other hand, affected a mutual release of any and all debts and claims that either party may have against each other.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BUSINESS AND HISTORY – (continued)

In substance, the Aquentium - Delaware transaction is considered to be a capital transaction rather than a business combination.  Consequently, the transaction is considered a reverse takeover and the accounting treatment will be as if Aquentium - Nevada acquired Aquentium - Delaware.  Accordingly, these financial statements are the historical financial statements of Aquentium - Nevada

C.  Acquisitions and Dispositions

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

NOTE 1:  BUSINESS AND HISTORY – (continued)

On January 27, 2004 Environmental Waste Management, Inc. a privately held company was acquired for 1,080,000 restricted shares.   As there were no assets or liabilities, the acquisition is treated as a capital transaction instead of a business combination and no goodwill or other intangibles are recognized.

D. Reclassification

The financial statements for 2006 reflect certain reclassifications, which have nominal effect on net income, to conform to classifications in the current year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis

 The Company uses the accrual method of accounting.

B.

Cash and cash equivalents

 The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

C.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of December 31, 2007 and 2006, the Company had no issuable shares qualified as dilutive.  Had there been dilutive securities they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

D.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

E.        Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction

The Company’s accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

F.     Revenue Recognition

The operating income received by the Company is rental income from the tenants leasing space in the building owned by the Company which is outside the normal operations of the Company.

Revenue is recognized when it is received from the tenants and in accordance with the basic principal of Financial Accounting Concept No. 5 (SFAC No.5) and SAB-104.

G.     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  There was no activity in the Company’s subsidiaries.

H.      Development Stage Company

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

I.       Property and Equipment-

Property and equipment consisting of improvements, equipment and furniture and fixtures are recorded at cost and are depreciated using the straight-line method over the useful estimated life.  Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals, and betterments are capitalized.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  A summary of estimated useful lives is as follows:

    Description                                        Useful life

Furniture and Fixtures

    5 years

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS – (continued)

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS

NOTE 4:  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a deficit of $1,687,243 and has not established revenues sufficient to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5:  STOCK ISSUED FOR SERVICES AND JOINT VENTURE

In the year ending September 30, 2006, 7,035,000 shares at $0.02 shares were issued for professional services. In the year ended September 30, 2007, 5,850,000 shares at $0.0425 to $0.06 were issued for professional services consisting of:

1.

On August 27, 2007 250,000 shares of restricted common stock were issued to two individuals for a value of $10,625 ($0.0425 per share).

2.

On September 7, 2007 5,500,000 shares of restricted common stock was issued to one entity per contract for a value of $233,750 ($0.0425 per share).

3.

On September 20, 2007 100,000 shares of restricted common stock was issued to one entity per a joint venture agreement for a value of $6,000 ($0.06 per share).

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: STOCK OPTIONS

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

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 consisted of the following:

Furniture & Fixtures	$3,973
3,973

Less accumulated depreciation and amortization	(3,973)

$-

Depreciation expense for the years ended September 30, 2007 and 2006 were $1,155 and $2,091, respectively.

NOTE 8:  INCOME TAX

At September 30, 2007 and 2006, the Company had a federal operating loss carryforward of approximately $1,500,600 and $1,022,300, respectively, which expires in varying amounts between 2007 and 2026.

The provision for income taxes consisted of the following components for the years ended September 30:

	2007	2006
Current:
Federal	--	--
State	800	800
Deferred:	--	--
	800	800

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:  INCOME TAX-(continued)

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$ 525,213	$ 357,816
Stock-based compensation	87,631	--
Total deferred tax assets	612,844	357,816
Less: Valuation Allowance	(612,844)	(357,816)

Net Deferred Tax Assets	$ --	$ --

The valuation allowance for deferred tax assets as of September 30, 2007 and 2006 was $612,844 and $357,816, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2007 and 2006 and, accordingly, recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30:

	2007	2006

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(8.8)%	(8.8)%
Change in valuation allowance	43.8%	43.8%

Effective tax rate	0.0%	0.0%

NOTE 9:  RELATED PARTIES TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a.

Advanced $53,770 to the Company and affiliates through September 30, 2007.

b.

Recorded compensation of $240,000 as salary payable for each year ending September 30, 2007 and 2006 which are accrued and not paid.

c.

Was granted on February 21, 2003 10,000,000 stock options exercisable at

      $.01 per share. The option expired on February 26, 2006.  No options were exercised.

d.

Exchange the shares held by the Company as investment for unpaid compensation. (See Note 12: Gain (Loss) on Sale of Investments)

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:  RELATED PARTIES TRANSACTIONS-(continued)

During the year ending September 30, 2007 the Company issued Wall Street Marketing Group, Inc 5,500,000 shares of common stock valued at $0.0425 for a total value of $ 233,750 and for the year ending September 30, 2006 the Company issued 3,500,000 shares of common stock at $0.02 per share for a total value of $ 70,000 for consulting services.  Mr. Taggatz is an officer of the Company.

During the year ended September 30, 2007 Ozone Safe Foods, Inc advanced to the Company $22,960 bringing the total advanced to $86,960. Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Foods.

NOTE 10. INTEREST EXPENSE

The Company throughout the fiscal years 2007 and 2006 has received advances from a related party. These advances are used for operational expense in the normal course of business. Based on the date of advances and amount of each advance or repayment; interest has been imputed at an annual rate of six percent on the outstanding balance.  Interest in the amount of $ 4,759 has been accrued as of September 30, 2007.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of the building on an average monthly basis of $31,897 per month.  The Company has been assigned the lease rights of the other tenants in the building and will collect rents from those tenants.  For the years ending September 30, 2007 and 2006, the Company recorded lease expenses of $237,100 and $477,663, respectively, in connection with these leases.  The Company has an option to purchase the building for $5.1 million. The largest tenant in the building was eFoodsafety.com.

During the year ended 2007 the Company was party to an arbitration hearing with the landlord pertaining to the lease of the building and the sub-lease of portions of the building to its sub-tenants.  On April 11, 2007 the arbitrator granted legal fees to the landlord in the amount of $47,000. On April 19, 2007 and June 29, 2007 amended notices of ruling were heard by the Superior Court of California, County of Riverside resulting in a judgment awarded on September 21, 2007 to the landlord of $146,917 including fees and interest. Additionally, on August 17, 2007 the landlord received a judgment against the Company of $ 29,692 pertaining to termination of the Company’s occupancy of the building.

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of September 30, 2007 $177,247 has been accrued by the Company.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:   GAIN (LOSS) ON SALE OF INVESTMENT

On June 30, 2006 the Company exchanged 1,500,000 shares of a publicly held company held as an investment.  The shares, valued at $0.25 per share or $375,000, were exchanged for accrued salary and advances to the Company due to an officer. The shares originally valued at $ 650,000 were written down to $ 375,000 resulting in a loss of $275,000.

NOTE 13: LEASE AGREEMENT

On August 22, 2007 Aquentium, Inc entered into a Commercial Lease Agreement, with Halleck Family Trust, the landlord, for 5,000 square feet of light industrial and office space located in North Palm Springs, California.  The manufacturing area of this commercial space is over 4,000 square feet and will serve our current needs.  The lease is effective September 1, 2007, and has a two year term, expiring on August 31, 2009.  Under the lease the base rent is $3,500 for the first twelve months, but the base rent may be adjusted in the second twelve month period based upon any increase in the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers.  In addition, Aquentium is required to carry liability insurance in the amount of $1 million.  The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of September 30, 2007:

Fiscal Year

             2008                              $ 42,000

             2009                                 38,500

Total                               $ 80,500

NOTE 14:   SUBSEQUENT EVENTS

On September 27, 2007, Aquentium, Inc. entered into a joint venture agreement with Mootah Energetic Pty, Ltd., a Republic of  Botswana company (“Mootah”).  Aquentium and Mootah agreed to jointly develop a mining concession granted to Mootah by the Republic of Botswana.

Prospecting License No. PL 163/2007 (“License”) was granted to Mootah on July 30, 2007, and on September 20, 2007, Aquentium issued 100,000 shares of common stock, valued at approximately $6,000, to Mootah in consideration for a 51% interest in that License.  The License provides for the exclusive right to prospect a 572.6 square kilometer area located in Southern Botswana for copper, nickel, lead, silver, gold, platinum group metals and uranium.  The initial term of the License is for a period of three years, ending on June 30, 2010.  The Company may terminate the agreement if there is an unacceptable change in control of the government of Botswana.  In addition, the Company has an option to continue operations related to the License for a period of 25 years.

On October 24, 2007, Aquentium formed Aquentium De Mexico, a Mexican subsidiary, to manufacture and market our low-cost housing model units in the Mexican Republic.

On November 8, 2007 the Company filed a Form S-8 registering 100,000 shares of common stock for distribution for fees.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in our Form 10- QSB filed May 14, 2007, George Brenner, Certified Public Accountant, resigned as our independent registered public accounting firm on May 4, 2007.  On that same date we engaged De Joya Griffith & Company, LLC, Certified Public Accountants and Consultants, as our independent registered public accounting firm.

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

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officer and director is listed below.  Our bylaws require three directors who serve until our next annual meeting or until each is replaced by a qualified director. We have two vacancies on our board of directors which we intend to fill at a later date.  Our executive officers are appointed by our board of directors and serve at its discretion.

Name	Age	Position Held	Director Term
Mark T. Taggatz	43	President, CEO, Secretary/Treasurer and Chairman of the Board	From April 2, 2002 until next annual meeting

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and greater than ten-percent beneficial owners of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon review of the forms and representations furnished to us during the fiscal year ended September 30, 2007, we believe that our director and president, Mark T. Taggatz, failed to timely file one Form 4 related to one transaction.

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

Audit Committee Financial Expert

We do not have an audit committee nor an audit committee financial expert.  Due to the fact that we have minimal operations management does not believe an audit committee is required at this time.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our named executive officer in all capacities during the past  fiscal year.  We have not entered into employment contracts with our executive officer and his compensation, if any, will be determined at the discretion of our board of directors.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
Mark T. Taggatz CEO	2007	$240,000 (1)	$ 0	$240,000

(1) Represents accrued salary.

Retirement or Change of Control Arrangements

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Outstanding Equity Awards

Our executive officer does not have any outstanding equity awards as of September 30, 2007.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders as of September 30, 2007.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of equity compensation plans outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under outstanding options, warrants and rights (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0	0
Equity compensation plans not approved by security holders	0	0	10,000,000
Total	0	$ 0	10,000,000

2003 Stock Option Plan  On February 21, 2003 our board of directors approved the 2003 Stock Option Plan.  This plan has not been approved by our shareholders.  The plan provides for the grant of both incentive stock options pursuant to Section 422 of the Internal Revenue Code and non-qualified stock options.  The plan is administered by the full board of directors, which determines the terms of the options granted.  The board of directors may amend the plan without the approval of the shareholders, except shareholder approval is required for certain amendments described more fully in the plan.

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

Beneficial Owners

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Due to these rules two or more persons may be deemed to be the beneficial owners of the same securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 28,165,154 shares of common stock outstanding as of December 10, 2007.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Advantage Link Inc. 2375 E. Tropicana, Suite 757 Las Vegas, NV 89901	2,800,000	9.9
Sherry L. Wilson 29743 Vacation Drive Canyon Lake, CA 92587	2,178,025	7.7
Taggatz Family Trust 31500 Grape Street #3401 Lake Elsinore, CA 92532	1,500,000	5.3
Wall Street Marketing Group, Inc. P.O. Box 580943 North Palm Springs, CA 92258	9,000,000	32.0

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Mark T. Taggatz 19024 Ruppert Avenue North Palm Springs, CA 92258	16,219,525 (1)	57.6

(1) Represents 3,541,500 shares owned by Mr. Taggatz; includes 2,178,025 shares held by his spouse; 1,500,000 held as trustee of the Taggatz Family Trust and 9,000,000 shares held by Wall Street Marketing Group, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following information summarizes transactions or proposed transactions in which we are a participant since the beginning of our last fiscal year.  The following transactions between Aquentium and our present director and officer and his affiliates have been negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

During 2007 Aquentium received loans in the amount of $22,960 from Ozone Safe Food, Inc.  Mr. Taggatz, our President and Director is the President, Director and majority shareholder of Ozone Safe Food, Inc.  This advance was not a formalized agreement with established interest rates and brings the total owed to Ozone Safe Food by Aquentium to $86,960.

On September 7, 2007, we issued 5,500,000 common shares to Wall Street Marketing Group, Inc. in consideration for investor relations services valued at $233,750.  Mr. Taggatz is the President of Wall Street Marketing Group, Inc.

Director Independence

We do not have any independent directors serving on our board of directors.

ITEM 13.  EXHIBITS

No.

Description

3.1

Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)

3.2

Restated by-laws of Aquentium  (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed on February 13, 2003)

10.1

Commercial Lease Agreement between Aquentium and Halleck Family Trust, dated August 22, 2007 (Incorporated by reference to exhibit 10.1 for Form 8-K, filed on November 11, 2007)

10.2

Exclusive Licensing Agreement of US Patent Application 10/284,748 between Aquentium and Thomas Ciotti, dated November 5, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K, filed November 17, 2004)

10.3

Joint Venture Agreement between Aquentium and Mootah Energetic Pty Ltd, dated September 20, 2007

10.4

Professional Marketing Fee and Additional Compensation between Aquentium and Mr. Lorden Kern. effective October 1, 2007 (Incorporated by reference to exhibit 10.1 for Form S-8, filed November 6, 2007)

21.1

Subsidiaries of Aquentium, Inc. (Incorporated by reference to exhibit 21.1 for Form 8-K, filed on November 11, 2007)

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents for each of the last two fiscal years the aggregate fees billed by our independent registered public accounting firms, George Brenner, Certified Public Accountant, and De Joya Griffith & Company, LLC, Certified Public Accountants and Consultants, in connection with the audits of our financial statements and other professional services rendered by those firms.

	2006	2007
Audit fees	$ 12,500	$ 11,250
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

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

Date: December 27, 2007	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz, President

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 27, 2007	By: /s/ Mark T. Taggatz Mark T. Taggatz Chairman of the Board, President, Chief Executive Officer, Secretary/Treasurer, Principal Financial and Accounting Officer