Form 10-Q
period 2007-12-31
AQUENTIUM INC
filed 2008-02-14
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

From transition period from ____ to ____

Commission File No. 000-23402

AQUENTIUM, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	11-2863244 (I.R.S. Employer Identification No.)
19125 North Indian Avenue, P.O. Box 580943, North Palm Springs, California (Address of principal executive offices)	92258 (Zip Code)
(760) 329-4139 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐   No  ☑

As of February 11, 2008 the registrant had 27,707,403 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

2

             Balance Sheet as of December 31, 2007 and September 30, 2007

3

             Statements of Operations for the Three Months Ended December 31, 2007 and 2006

4

             Statements of Cash Flows for Three Months Ended December 31, 2007 and 2006

5

             Notes to Financial Statements

7

Item 2 . Management’s Discussion and Analysis of Financial Condition and Results of Operation

13

Item 3. Quantitative and Qualitative Disclosures About Market Risk

14

Item 4. Controls and Procedures

14

PART II – OTHER INFORMATION

Item 6.  Exhibits

15

Signatures

16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended December 31, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended December 31, 2007 are not necessarily indicative of results to be expected for any subsequent period.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

	December 31	September 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ --	$ 1,024
Total current assets	--	1,024

Fixed assets – net of accumulated depreciation of $ 3,973	--	--

Total Assets	$ --	$ 1,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$ 290	$ --
Accounts payable	17,509	9,601
Advances-related parties	170,094	140,730
Accrued expense- litigation	177,247	177,247
Accrued interest	6,156	4,759
Salaries payable- related parties	754,872	694,872

Total Current Liabilities	1,126,168	1,027,209

Total Liabilities	1,126,168	1,027,209

Stockholders’ Deficit
Preferred shares, par value $0.00001
10,000,000 authorize; 0 issued and outstanding	--	--
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 27,707,404
as of December 31, 2007 and 27,565,154 as of
September 30, 2007 respectively	138,537	137,826
Additional paid-in capital	545,732	523,232
Accumulative deficit during the development stage	(1,810,437)	(1,687,243)

Total Stockholders’ Deficit	(1,126,168)	(1,026,185)

Total Liabilities and Stockholders’ Deficit	$ --	$ 1,024

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			From
			Inception
			April 30
	Three Months Ended		2001 to
	December 31,		December 31,
	2007	2006	2007

Income	$ --	$ --	$ --

General and Administrative Expenses	121,586	173,791	3,465,940

Depreciation	--	331	3,973

Loss From Operations	(121,586)	(74,011)	(3,469,913)

Other Income (Expense)
Gain (loss) on sale of investment/business	--	--	370,000
Rental income	--	100,111	1,471,279
Expense- litigation settlement	--	--	(177,247)
Interest expense	(1,397)	--	(4,345)
Other expense	(211)	--	(211)
Total other income (expense)	(1,608)	100,111	1,659,476

Income tax	--	--	--

Net Loss	$ (123,194)	$ (74,011)	$ (1,810,437)

Loss Per Common Share - Basic	$ (0.004)	$ (0.003)

Basic weighted average number of common
shares outstanding	27,671,533	21,715,154

    The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			inception
			April 30,
	Three Months		2001 to
	Ended December 31,		December 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$ (123,194)	$ (74,011)	$ (1,810,437)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	331	3,973
Stock based expenses	23,211	--	541,666
Stock for joint venture	--	--	6,000
Stock brought into capital	211	--	211
Gain on exchange of stock	--	--	(370,000)
Disposition of subsidiary	--	--	18,465
Stock options compensation	--	--	100,000
Impairment expenses	--	--	3,638
Changes in operating assets and liabilities:
Bank overdraft	290	--	290
Accrued expense-litigation payable	--	--	177,247
Accounts payable	7,908	(9,562)	17,509
Accrued interest	1,397	--	6,156
Related party payable	60,000	60,000	992,252

Net Cash Used In Operating Activities	(30,388)	(23,242)	(313,241)

Cash Flows From Investing Activities:
Purchase of fixed assets	--	(3,973)	(3,973)

Net Cash Used In Investing Activities	--	(3,973)	(3,973)

Cash Flows From Financing Activities:
Note payable-related party	10,500	19,000	97,460
Advances – related parties	18,864	10,251	210,254
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net Cash Provided By Financing Activities	29,364	29,251	317,214

Net increase (decrease) In Cash	(1,024)	6,009	--

Cash at beginning of period	1,024	1,343	--

Cash at end of period	$ --	$ 7,352	$ --

(Continued…)

The accompanying notes an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)(Continued)

Non-Monetary Transactions

Issue of 2,000 shares of stock for
debt settlement	$ --	$ --	$ 40

1,150,000 common shares issued for
acquisitions at $0.02 per share	--	--	23,000

Issue 3,000,000 shares for salary at
$0.02 per share	--	--	60,000

Issue stock for patent pending
4,000 shares @ $1.00 per share	$ --	$ --	$ 4,000

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2007 included in our Annual Report on Form 10-K, filed on December 29, 2007. Certain reclassifications were made to conform to the current period presentation.

NOTE 2 - BUSINESS AND HISTORY

A.   Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 3D “Development Stage Company”) Its holdings the design and development of solar panels, (Charis Energy Development, Inc.), the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc) and (Aquentium DeMexico).  All the above companies were inactive during the three months ended December 31, 2007.

B.  History

Aquentium Inc. - Delaware, formerly WaterPur International, Inc. (the Company) was incorporated in the state of Delaware on April 3, 1987 as Arnex Investment Group, Ltd.  Then the corporation name was changed to Vector Environmental Technologies, Inc. in 1993 and then to WaterPur International, Inc. in 1997. Up through September 30, 1997, WaterPur operated principally in one business segment, the development and sale of environmental technologies, primarily water purification.  WaterPur became an inactive shell as of September 30, 1998.

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

In connection with the above transactions the officers and principal stockholders of Aquentium - Delaware, on one hand and Aquentium - Delaware and its subsidiary (Aquentium - Nevada) on the other hand, affected a mutual release of any and all debts and claims that either party may have against each other.

In substance, the Aquentium - Delaware transaction is considered to be a capital transaction rather than a business combination.  Consequently, the transaction is considered a reverse takeover and the accounting treatment will be as if Aquentium - Nevada acquired Aquentium - Delaware.  Accordingly, these financial statements are the historical financial statements of Aquentium, Nevada.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In March 2004, Aquentium entered into 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of December 31, 2007, the joint venture has not entered into any formal agreements.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a deficit of $1,810,437 and has not established revenues sufficient to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - STOCK ISSUED

During the period ended December 31, 2007, 100,000 shares of common stock were issued for services to one individual for a value of $ 23,000 ($0.23 per share).  None were issued during the same period ending in 2006.

NOTE 7 - INCOME TAX

At December 31, 2007 and 2006, the Company had a federal operating loss carryforward of approximately $1,600,600 and $1,119,700, respectively, which begins to expire in 2026.

NOTE 8 - RELATED PARTIES TRANSACTIONS

Mart T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)   Advanced $72,634 to the Company and affiliates as of December 31, 2007

b)  Recorded compensation of $ 60,000 as salary payable for each quarter ending December 31, 2007 and 2006 which are accrued and not paid.

NOTE 9 - INTEREST EXPENSE

The Company throughout the fiscal quarters in 2007 and 2006 has received advances from a related party. These advances are used for operational expense in the normal course of business. Based on the date of advances and amount of each advance or repayment; interest has been imputed at an annual rate of six percent on the outstanding balance.  Interest in the amount of $6,156 has been accrued as of December 31, 2007.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of the building on an average monthly basis of $31,897 per month.  The Company was assigned the lease rights of the other tenants in the building and collected rents from those tenants.  For the years ending September 30, 2007 and 2006, the Company recorded lease expenses of $237,100 and $477,663, respectively, in connection with these leases.  The Company had an option to purchase the building for $5.1 million.

During the year ended September 30, 2007 the Company was party to an arbitration hearing with the landlord pertaining to the lease of the building and the sub-lease of portions of the building to its sub-tenants.  On April 11, 2007 the arbitrator granted legal fees to the landlord in the amount of $47,000. On April 19, 2007 and June 29, 2007 amended notices of ruling were heard by the Superior Court of California, County of Riverside resulting in a judgment awarded on September

21, 2007 to the landlord of $146,917 including fees and interest. Additionally, on August 17, 2007 the landlord received a judgment against the Company of $ 29,692 pertaining to termination of the Company’s occupancy of the building.

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of December 31, 2007 $177,247 has been accrued by the Company.

NOTE 11 – JOINT VENTURES

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

NOTE 12 – FOREIGN SUBSIDIARY

On October 24, 2007, Aquentium formed Aquentium De Mexico, a Mexican subsidiary, to manufacture and market our low-cost housing model units in the Mexican Republic.  The Company hired an intermediary to do the necessary work for the legal formation and registration of the subsidiary in Mexico.  The Company paid the intermediary $10,000 as a service fee which included all expenses related to this matter.  In addition the intermediary was granted 100,000 shares of the Company’s common stock. (See Note 6, Stock Issued.)

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Executive Overview

Aquentium is a holding company operating on a consolidated basis with our wholly-owned subsidiaries, which are development stage companies described below.  Our portfolio of companies currently consists of six wholly-owned subsidiaries, two joint ventures and other business opportunities.  Our management serves both as a financial and professional business partner for our subsidiaries.  Our role is to improve each subsidiary’s access to potential capital, help them benefit from the economics of scale through the consolidation of administrative functions, and to provide universal access to the financial and management expertise of each subsidiary's corporate personnel.  We intend to continue to identify, locate and evaluate additional acquisitions.

Subsidiaries

H.E.R.E. International, Inc. –  holds the exclusive worldwide manufacturing and marketing rights for a patent related to a containerized habitable structure that can be transformed into a rudimentary home in the case of disaster.  In September 2006 Aquentium began manufacturing structural insulated panels (“SIP”) for structures; however, our manufacturing process is not fully operational.  We intend to use these structural insulated panels for our building projects, as well as market them to other home and commercial builders throughout the world.

Aquentium De Mexico – this Mexican subsidiary was formed to manufacture and market our low-cost housing model units in the Mexican Republic.  In October 2007 we paid Mr. Lorden Kern $10,000 and issued to him 100,000 shares of common stock to form and register this subsidiary in Mexico.

Charis Energy Development, Inc. –  is currently in research and development for manufacturing and marketing of solar energy panels.

Canby Group, Inc. – this subsidiary acquires operating companies or projects within the entertainment industry or sector which may have products to license or distribute, but it currently does not have any projects.

Environmental Waste Management, Inc.  – This subsidiary’s business plan is to enter into joint venture relationships with small recycling companies.  This subsidiary is currently inactive.

USA Public Auction, Inc. – this company had developed proprietary software designed to operate an online auction web site for new and used car dealerships.  This subsidiary is inactive.

Joint Ventures and Distributorships

Mootah Energetic Pty, Ltd. – On September 27, 2007, Aquentium, Inc. entered into a joint venture agreement with Mootah Energetic Pty, Ltd., a Republic of  Botswana company (“Mootah”).  Aquentium and Mootah agreed to jointly develop a mining concession granted to Mootah by the Republic of Botswana and this joint venture is in the exploration stage.

Aquentium Hong Kong, Ltd. – this company is a 50% joint venture with Mr. Chak Cheuk Kau, an individual who resides in Hong Kong.  The parties agreed that Aquentium-Hong Kong will manufacture, market and sell Aquentium’s products and/or services in Asia for a period of 10 years.

Ozone Safe Foods, Inc. – Aquentium has a distributorship with this company to market state of the art ozone technology designed to improve food safety and improve the work environment for food and beverage processing plants, including sanitation and waste water treatment equipment for food and beverage processors.

Plan of Operations

We have not recorded revenues from our consolidated operations for the three month periods ended December 31, 2007 and 2006.  During the three month period ended December 31, 2006 we relied on rental income from subleasing the Tennant Desert property; however, in August 2007 we moved to a new office and no longer have that source of income.  We have a deficit of $1,810,437 and do not have revenues to cover our operating costs.  Based on these factors our auditors have expressed the opinion that there is substantial doubt we can continue as a going concern.  Our management plans to continue our operations based on developing profitable operations from our recently acquired start-up subsidiaries.

We intend to rely on debt and equity financing, capital contributions from management and sales of our common stock to pay for costs, services, operating leases, litigation expense and future development of our business opportunities.  Accordingly, our focus for the next twelve months will be to obtain additional funding through debt or equity financing, but as of the date of this filing we have not finalized agreements for additional funding for any subsidiary or other business opportunity.  Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.  If we are unable to obtain financing, then our subsidiaries will remain inactive and we will not be able to develop operations for our other business opportunities.

We anticipate that our President, Mark T. Taggatz, or our stockholders may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.  We also expect that we will continue to use our common stock to pay for acquisitions, services and agreements.  Any issuance of common stock will likely be issued pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Until we obtain funding to further develop our subsidiaries or other business opportunities we do not intend to conduct product research and development, expect to purchase or sell a plant or equipment, nor do we expect to experience a change in employees.

Off Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the first quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.

Description

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

10.1

Commercial Lease Agreement between Aquentium and Halleck Family Trust, dated August 22, 2007 (Incorporated by reference to exhibit 10.1 for Form 8-K, filed on November 11, 2007)

10.2

Exclusive Licensing Agreement of US Patent Application 10/284,748 between Aquentium and Thomas Ciotti, dated November 5, 2004 (Incorporated by reference to exhibit 10.1 for Form 8-K, filed November 17, 2004)

10.3

Joint Venture Agreement between Aquentium and Mootah Energetic Pty Ltd, dated September 20, 2007 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed December 31, 2007)

10.4

Professional Marketing Fee and Additional Compensation between Aquentium and Mr. Lorden Kern, effective October 1, 2007 (Incorporated by reference to exhibit 10.1 for Form S-8, filed November 6, 2007)

21.1

Subsidiaries of Aquentium, Inc. (Incorporated by reference to exhibit 21.1 for Form 8-K, filed on November 11, 2007)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2008	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz Chairman of the Board, President, Chief Executive Officer, Secretary/Treasurer, Principal Financial and Accounting Officer