Form 10-Q
period 2008-03-31
AQUENTIUM INC
filed 2008-05-14
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

As of April 24, 2008 the registrant had 27,707,403 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

             Balance Sheet as of March 31, 2008 and September 30, 2007

3

             Statements of Operations For the Three and Six Months Ended March 31, 2008 and 2007

4

             Statements of Cash Flows For Three and Six Months Ended March 31, 2008 and 2007

5

              Notes to Financial Statements

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

16

Item 4.  Controls and Procedures

16

PART II – OTHER INFORMATION

Item 6.  Exhibits

17

Signatures

17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended March 31, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended March 31, 2008 are not necessarily indicative of results to be expected for any subsequent period.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2008

	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ --	$ 1,024
Total current assets	--	1,024

Total Assets	$ --	$ 1,024

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$ 204	$ -
Accounts payable	20,727	9,601
Accrued expense-litigation	177,247	177,247
Accrued interest	7,804	4,759
Advances-related parties	74,884	53,770
Notes payable-related parties	113,960	86,960
Salaries payable- related parties	814,872	694,872

Total current liabilities	1,209,698	1,027,209

Total Liabilities	1,209,698	1,027,209

Shareholders’ Deficit
Preferred shares, par value $0.00001
10,000,000 authorized shares;	--	--
0 issued and outstanding	--	--
Common stock, par value $0.005
100,000,000 authorized shares;
27,707,403 issued and outstanding
as of March 31, 2008 and 27,565,154 as of
September 30, 2006, respectively	138,537	137,826
Additional paid-in capital	545,732	523,232
Accumulative deficit during development stage	(1,893,967)	(1,687,243)
Total Shareholders’ Deficit	(1,209,698)	(1,026,185)

Total Liabilities and Shareholders’ Deficit	$ --	$ 1,024

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From
					Inception
	Three Months		Six Months		(April 30, 2001)
	Ended March 31,		Ended March 31,		to March 31,
	2008	2007	2008	2007	2008

Income	$ --	$ --	$ --	$ --	$ --

Selling, general and
administrative expenses	81,882	194,603	203,468	368,395	3,547,822

Depreciation	--	331	--	662	3,973

Income (Loss) From Operations	(81,882)	(89,957)	(203,468)	(163,969)	(3,551,795)

Other Income (expense)
Rental income	--	104,977	--	205,088	1,471,279
Interest expense	(1,647)	--	(3,045)	--	(5,993)
Other expense	--	--	(211)	--	(177,458)
Total other income (expense)	(1,647)	104,977	(3,256)	205,088	1,287,828

Gain on sale of Business	--	--	--	--	370,000

Net Loss	$ (83,529)	$ (89,857)	$ (206,724)	$(163,969)	$ (1,893,967)

Loss Per Common Share
Basic	$ (0.0030)	$ (0.0041)	$ (0.0075)	$ (0.0075)

Basic weighted average
Number of Common
Shares Outstanding	27,707,403	21,715,154	27,689,271	21,715,154

    The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			From inception
	Six Months		April 30, 2001
	Ended March 31,		to March 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$ (206,724)	$ (163,969)	$ (1,893,967)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	--	662	3,973
Stock for services	23,000	--	541,455
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Stock brought into capital	211	--	211
Disposition of subsidiary	--	--	18,465
Stock options compensation	--	--	100,000
Impairment expenses	--	--	3,635
Changes in operating assets and liabilities:
Decrease in inventory	--	31,540	--
Increase in bank overdraft	204	--	204
Increase in legal accrual	--	--	177,247
Increase (Decrease) in accounts payable	7,626	(7,511)	17,227
Increase in accrued interest	3,044	--	7,804
Increase in related party payable	120,000	120,000	1,052,252
Net cash used in operating activities	(52,638)	(19,279)	(335,491)

Cash Flows From Investing Activities:
Purchase of fixed assets	--	--	(3,973)
Net cash used in investing activities	--	--	(3,973)

Cash Flows From Financing Activities:
Proceeds from loan-related party	30,500	460	117,460
Advances – related parties	21,114	20,251	212,507
Proceeds from capital contribution – founder	--	--	500
Proceeds from capital contribution – office space	--	--	9,000
Net cash provided by financing activities	51,614	20,711	339,464

Net Increase (Decrease) In Cash	(1024)	1,432	--

Cash at Beginning of Period	1,024	1,343	--

Cash at End of Period	$ --	$ 2,775	$ --

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

From inception
	Six Months		April 30, 2001
	Ended March 31,		to March 31,
	2009	2007	2008
Non-Monetary Transactions

Stock for services 7,035,000 shares and 13,704,000
respectively; all issued @ $ 0.02 per share and
100,000 shares @$0.23 per share	$ 23,000	$ --	$ 541,455

Issue of 2,000 shares of stock for debt settlement	$ --	$ --	$ 40

1,150,000 common shares issued for acquisitions
at $0.02 per share	$ --	$ --	$ 23,000

Issue 3,000,000 shares for salary at $0.02 per share	$ --	$ --	$ 60,000

Issue stock for patent pending 4,000 shares @ 1.00
per share	$ --	$ --	$ 4,000

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2007 included in our Annual Report on Form 10-K, filed on December 31, 2007. Certain reclassifications were made to conform to the current period presentation.

2.  BUSINESS AND HISTORY

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 3D “Development Stage Company”) It is holding the design and development of solar panels, (Charis Energy Development, Inc.), the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc).  All the above companies were inactive during the six months ended March 31, 2008.

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

NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations,

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

At December 31, 2007, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

NOTE 5- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.. The Company is a development-stage company with limited revenues to date and negative working capital.  The above financial factors raise a substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management's plans to continue in existence are based on obtaining profitable operations from its recently acquired start-up subsidiaries.  There can be no assurance these plans will be successful.The Company has a deficit of $1,893,967 and has not established revenues sufficient to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 6:  STOCK ISSUED

During the period ending March 31, 2008 the Company issued 100,000 shares of common stock for service with a value of $ 23, 000 ($0.23 per share). During the same period the Company corrected the outstanding shares by 42,249 with a value of $ 211. The adjustment did not involve any issuance of shares but corrected the outstanding share amount not being carried on the books for periods back to 2003.

NOTE 7 - INCOME TAX

At March 31, 2008 and 2007, the Company had a federal operating loss carryforward of approximately $1,346,500 and $ 843,700, respectively, which begins to expire in 2021.

NOTE 8 - RELATED PARTIES TRANSACTIONS

Mart T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)   Advanced $74,884 to the Company and affiliates as of March 31, 2008.  The advance bears no interest and has no set maturity date.

b) Recorded compensation of $ 60,000 as salary payable for each quarter ending March 31, 2008 and 2007 which are accrued and not paid. Total outstanding balance is $814,872 as of March 31, 2008

NOTE 9 - INTEREST EXPENSE

The Company throughout the fiscal quarters in 2008 and 2007 has received advances from a related party. These advances are used for operational expense in the normal course of business. Based on the date of advances and amount of each advance or repayment; interest has been imputed at an annual rate of six percent on the outstanding balance.  Interest in the amount of $ 7,803 has been accrued as of March 31, 2008. For the six months ended ending March 31, 2008 and 2007, the Company recorded interest expense of $3,045 and ($6,183), respectively.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Effective September 1, 2007, the Company entered into a lease agreement with the Halleck Family Trust on a monthly basis of $3,500 per month. Lease agreement terminates on August 31, 2009. For the six months ended ending March 31, 2008 and 2007, the Company recorded lease expenses of $21,000 and $196,016, respectively.

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of March 31, 2008 $177,247 has been accrued by the Company.

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

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – FOREIGN SUBSIDIARY

On October 24, 2007, Aquentium formed Aquentium De Mexico, a Mexican subsidiary, to manufacture and market our low-cost housing model units in the Mexican Republic.  The Company hired an intermediary to do the necessary work for the legal formation and registration of the subsidiary in Mexico.  The Company paid the intermediary $ 10,000 as a service fee which included all expenses related to this matter.  In addition the intermediary was granted 100,000 shares of the Company’s common stock.

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

Subsidiaries

H.E.R.E. International, Inc. –  holds the exclusive worldwide manufacturing and marketing rights for a patent related to a containerized habitable structure that can be transformed into a rudimentary home in the case of disaster.  In September 2006 Aquentium began manufacturing structural insulated panels (“SIP”) for structures on a limited basis; however, our manufacturing process is not fully operational.  We intend to use these structural insulated panels for our building projects, as well as market them to other home and commercial builders throughout the world.

Aquentium De Mexico – this Mexican subsidiary was formed to manufacture and market our low-cost housing model units in the Mexican Republic.  In October 2007 we paid Mr. Lorden Kern $10,000 and issued to him 100,000 shares of common stock, valued at $23,000, to form and register this subsidiary in Mexico.

Charis Energy Development, Inc. –  is currently in research and development for manufacturing and marketing of solar energy panels.

Canby Group, Inc. – this subsidiary intends to acquire operating companies or projects within the entertainment industry or sector which may have products to license or distribute, but it currently does not have any projects.

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

Plan of Operations

We have not recorded revenues from our consolidated operations for the three and six month periods ended March 31, 2008 and 2007.  During the fiscal year ended September 30, 2007 we relied on rental income from subleasing a manufacturing facility to fund operations; however, in August 2007 we moved to a new office and no longer have that source of income.  We had an accumulated deficit of $1,893,967 at March 31, 2008 and do not have revenues or other income to cover our operating costs.  Based on these factors there is substantial doubt that we can continue as a going concern.  Our management plans to continue minimal operations until we develop profitable operations through one or more of our start-up subsidiaries.

We intend to rely on debt and equity financing, capital contributions from management and sales of our common stock to pay for costs, services, operating leases, litigation expense and future development of our business opportunities.  For the six month period ended March 31, 2008, Mr. Taggatz, our President, has advanced $21,114 to Aquentium and its subsidiaries.   Mr. Taggatz or our stockholders may provide advances or loans in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide funds to us.  Accordingly, our focus for the next twelve months will be to obtain additional funding through debt or equity financing, but as of the date of this filing we have not finalized agreements for additional funding for any subsidiary or other business opportunity.  Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.  If we are unable to obtain financing, then our subsidiaries will remain inactive and we will not be able to develop operations for our other business opportunities.

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

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the second quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 13, 2008	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz Chairman of the Board, President, Chief Executive Officer, Secretary/Treasurer, Principal Financial and Accounting Officer