Form 10-Q
period 2008-06-30
AQUENTIUM INC
filed 2008-08-11
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2008

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

From transition period from ____ to ____

Commission File No. 000-23402

AQUENTIUM, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	11-2863244 (I.R.S. Employer Identification No.)
19024 Ruppert Street, P.O. Box 580943, North Palm Springs, California (Address of principal executive offices)	92258 (Zip Code)
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

Yes [   ]   No [X]

As of August 1, 2008 the registrant had 27,707,403 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Balance Sheets as of June 30, 2008 and September 30, 2007

             Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2008

             and 2007 and from Inception (April 30, 2001) through June 30, 2008

             Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2008 and 2007

             and from Inception (April 30, 2001) through June 30, 2008

5

             Notes to Financial Statements

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

17

Item 4T.  Controls and Procedures

17

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

17

Item 6.  Exhibits

18

Signatures

19

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our balance sheet as of June 30, 2008 and our statements of operations for the three and nine month periods ended June 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended June 30, 2008 are not necessarily indicative of results to be expected for any subsequent period.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30	September 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ --	$ 1,024
Total current assets	--	1,024

Total assets	$ --	$ 1,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$ 9,676	$ 9,601
Accrued expense-litigation	177,247	177,247
Accrued interest	9,568	4,759
Advances-related parties	82,435	53,770
Notes payable-related parties	127,960	86,960
Salaries payable- related parties	874,872	694,872

Total current liabilities	1,281,758	1,027,209

Total liabilities	1,281,758	1,027,209

Stockholders’ Deficit
Preferred shares, par value $0.00001
10,000,000 authorized shares;
0 issued and outstanding	--	--
Common stock, par value $0.005
100,000,000 authorized shares;
27,707,403 issued and outstanding
As of June 30, 2008 and 27,565,154 as of
September 30, 2007, respectively	138,537	137,826
Additional paid-in capital	545,732	523,232
Accumulated deficit during development stage	(1,966,027)	(1,687,243)
Total stockholders’ deficit	(1,281,758)	(1,026,185)

Total liabilities and stockholders’ deficit	$ --	$ 1,024

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					From
					Inception
					(April 30, 2001)
	Three Months		Nine Months		Through
	Ended June 30,		Ended June 30,		June 30,
	2008	2007	2008	2007	2008

Income	$ --	$ --	$ --	$ --	$ --

Selling, General and
Administrative Expenses	70,296	125,386	273,764	493,530	3,618,118

Depreciation	--	331	--	993	3,973

Loss from operations	(70,296)	(125,717)	(273,764)	(494,523)	(3,622,091)

Other income (expense)
Rental income	--	74,406	--	279,495	1,471,279
Interest expense	(1,764)	--	(4,809)	--	(7,757)
Other expense	--	--	(211)	--	(177,458)
Total other income
(expense)	(1,764)	74,406	(5,020)	279,495	1,286,064

Gain on sale of Business	--	--	--	--	370,000

Net loss	$ (72,060)	$ (51,311)	$ (278,784)	$ (215,028)	$ (1,966,027)
Loss per common share
Basic	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Basic weighted average
number of common
shares outstanding	27,707,403	21,715,154	27,695,271	21,715,154

The accompanying notes are an integral part of the financial statements

                                                          4

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			Inception
			(April 30, 2001)
	Nine Months		Through
	Ended June 30,		June 30,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$ (278,784)	$ (215,028)	$ (1,966,027)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	--	993	3,973
Stock for services	23,000	--	541,455
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Stock brought into capital	211	--	211
Disposition of subsidiary	--	--	18,465
Stock options compensation	--	--	100,000
Impairment expenses	--	--	3,638
Changes in operating assets and liabilities:
Decrease in inventory	--	31,540	--
Increase in accrued expense – litigation	--	--	177,247
Increase (decrease) in accounts payable	75	(20,577)	9,676
Increase in accrued interest	4,809	--	9,568
Increase in salaries payable - related party	180,000	180,000	1,112,252
Net cash used in operating activities	(70,689)	(23,072)	(353,542)

Cash Flows From Investing Activities:
Purchase of fixed assets	--	--	(3,973)
Net cash used in investing activities	--	--	(3,973)

Cash Flows From Financing Activities:
Proceeds from loan-related party	41,000	15,460	127,960
Advances – related parties	28,665	10,251	220,055
Proceeds from capital contribution – founder	--	--	500
Proceeds from capital contribution – office space	--	--	9,000
Net cash provided by financing activities	69,665	25,711	357,515

Net increase (decrease) in cash	(1024)	2,639	--

Cash at beginning of period	1,024	1,343	--

Cash at end of period	$ --	$ 3,982	$ --

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

From inception
	Nine Months		April 30, 2001
	Ended June 30,		to June 30,
	2008	2007	2008
Supplemental schedule of non-cash investing and
financing activities

Issued stock for services 7,035,000 shares and
13,704,000 respectively; all issued
at $0.02 per share and 100,000
shares at $0.23 per share	$ -	$ 23,000	$ 541,455

Issued 2,000 shares of common stock for
debt settlement	$ -	$ -	$ 40

Issued 1,150,000 shares of common stock for
acquisitions at $0.02 per share	$ -	$ -	$ 23,000

Issued 3,000,000 shares of common stock for
salary at $0.02 per share	$ -	$ -	$ 60,000

Issued 4,000 shares of common stock for
patent pending at $1.00 per share	$ -	$ -	$ 4,000

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

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

NOTE 2.  BUSINESS AND HISTORY

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 3C. “Development Stage Company.”)  It is holding the design and development of solar panels, (Charis Energy Development, Inc.), the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc).  All the above companies were inactive during the nine months ended June 30, 2008.

B.  History

Aquentium, Inc., Delaware, formerly WaterPur International, Inc. (the Company) was incorporated in the state of Delaware on April 3, 1987 as Arnex Investment Group, Ltd.  Then the corporation name was changed to Vector Environmental Technologies, Inc. in 1993 and then to WaterPur International, Inc. in 1997. Up through September 30, 1997, WaterPur operated principally in one business segment, the development and sale of environmental technologies, primarily water purification.  WaterPur became an inactive shell as of September 30, 1998.

On April 2, 2002, Aries Ventures, Inc., formerly Casmyn Corp. and holder of 100% of the 5% cumulative convertible preferred stock of WaterPur received 1,000,000 post split shares and 250,000 warrants in consideration for the release of any and all outstanding debts or claims that Aries had or may have had against WaterPur.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 2, 2002, Aquentium, Inc., Delaware acquired 100% of Aquentium, Inc., a Nevada corporation incorporated on April 30, 2001, in exchange for 4,000,000 shares of its common stock.  With this transaction the common stock of Aquentium, Inc., Delaware outstanding was: 5,076,014 shares with 4,000,000 held by the Aquentium shareholders, 1,000,000 held by Aries and the remaining shares of 76,014 (post reverse split 200 to 1) held by the former stockholders of WaterPur.

Aquentium, Delaware, formerly WaterPur, entered into an asset purchase agreement with Duck Marine Systems, Inc. (a British Columbia Corporation) on May 7, 1999.  The agreement was rescinded April 2, 2002.

In connection with the above transactions, the officers and principal stockholders of Aquentium, Delaware, on one hand and Aquentium, Delaware and its subsidiary (Aquentium, Nevada) on the other hand, affected a mutual release of any and all debts and claims that either party may have had against each other.

In substance, the Aquentium, Delaware transaction is considered to be a capital transaction rather than a business combination.  Consequently, the transaction is considered a reverse takeover and the accounting treatment was as if Aquentium, Nevada acquired Aquentium, Delaware.  Accordingly, these financial statements are the historical financial statements of Aquentium, Nevada.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 12, 2003, FAST was disposed of for 500,000 preferred shares of Alpha Solarco, Inc., a publicly traded company.  The preferred shares can be converted into 5,000,000 common shares.  Because Alpha Solarco stock is thinly traded no value has been assigned to this transaction.  An $817 gain, measured by the accounts payable, cash reduction and $9,900 cost basis, was recognized.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

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

On October 28, 2002, 100% of Food Safe, Inc., a Texas corporation, was acquired for 250,000 common shares valued at $5,000 in exchange for 100% of its shares. Food Safe was sold on October 29, 2003 to a publicly traded corporation (eFoodSafety.com Inc.).  Aquentium received 500,000 (split 3 to 1 on December 8, 2003) restricted shares valued at $650,000 resulting in a gain of $645,000.

On December 8, 2003, Charis Energy Development, Inc., a privately held company, was acquired for 1,000,000 restricted shares.  As there were no assets or liabilities, the acquisition is treated as a capital transaction instead of a business combination and no goodwill or other intangibles are recognized.

On January 27, 2004, Environmental Waste Management, Inc., a privately held company, was acquired for 1,080,000 restricted shares.   As there were no assets or liabilities, the acquisition is treated as a capital transaction instead of a business combination and no goodwill or other intangibles are recognized.

In March 2004, Aquentium entered into a 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture, market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of December 31, 2006, the joint venture has not entered into any formal agreements.

B.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  There was no activity in any of the subsidiaries.

C.   Development Stage Company

The accompanying consolidated financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises". A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue therefrom. Development stage companies report cumulative costs from the enterprise’s inception.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

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

E.  Loss per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares  outstanding for the period.  Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company.  Dilutive earnings (loss) per share are equal to that of basic earnings (loss) per share as the effects of stock options and warrants have been excluded as they are anti-dilutive.

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. The adoption of SAB 108 did not have a significant impact on our financial statements.

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

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

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

At June 30, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60 ". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures,

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE 5.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is a development stage company with limited revenues to date and negative working capital.  The above financial factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management's plans to continue in existence are based on obtaining profitable operations from its recently acquired start-up subsidiaries.  There can be no assurance these plans will be successful.

The Company has an accumulated deficit of ($1,966,027) as of June 30, 2008 and has not established revenues sufficient to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 6.  STOCK ISSUED

During the period ending December 31, 2007 the Company issued 100,000 shares of common stock for service with a value of $23,000 ($0.23 per share). During the same period the Company corrected the outstanding shares by 42,249 with a value of $ 211. The adjustment did not involve any issuance of shares but corrected the outstanding share amount not being carried on the books for periods back to 2003. There are no issued or outstanding warrants or stock options in the Company.

NOTE 7.  INCOME TAX

At June 30, 2008 and 2007, the Company had a federal operating loss carryforward of approximately $1,424,800 and $ 894,800, respectively, which begins to expire in 2021.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.  RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)

Advanced $82,435 and $53,770 to the Company and affiliates as of June 30, 2008 and September 30, 2007, respectively.  The advance bears no interest and has no set maturity date.

b)

Recorded compensation of $ 60,000 as salary payable for each quarter ending June 30, 2008 and 2007 which are accrued and not paid. Total outstanding balance is $874,872 and $694,872 as of June 30, 2008 and September 30, 2007, respectively.

c)

The Company has a note that is payable to Ozone Safe Food, Inc. with no set installment payments and has principal outstanding of $127,960 and $86,960 at the end of June 30, 2008 and September 30, 2007, respectively. These notes were used for operational expenses in the normal course of business. Based on the date of the notes and amount of each note payable or repayment; interest has been imputed at an annual rate of six percent on the outstanding balance.  Interest in the amount of $9,568 and $4,759 has been accrued as of June 30, 2008 September 30, 2007, respectively. For the nine months ended June 30, 2008 and 2007, the Company recorded interest expense of $4,809 and zero, respectively.  Mr. Taggatz is a majority stockholder and officer and director of Ozone Safe Food, Inc.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Effective September 1, 2007, the Company entered into a lease agreement with the Halleck Family Trust on a monthly basis of $3,500 per month. The lease agreement terminates on August 31, 2009. For the nine months ended June 30, 2008 and 2007, the Company recorded lease expenses of $31,500 and $ 229,600, respectively.

During the year ended September 30, 2007, the Company was party to an arbitration hearing with the landlord pertaining to the lease of the building and the sub-lease of portions of the building to its sub-tenants.  On April 11, 2007, the arbitrator granted legal fees to the landlord in the amount of $47,000. On April 19, 2007 and June 29, 2007 amended notices of ruling were heard by the Superior Court of California, County of Riverside resulting in a judgment awarded on September 21, 2007 to the landlord of $146,917 including fees and interest. Additionally, on August 17, 2007, the landlord received a judgment against the Company of $29,692 pertaining to termination of the Company’s occupancy of the building.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of June 30, 2008, $177,247 has been accrued by the Company.

NOTE 10.  JOINT VENTURES

On September 27, 2007, Aquentium, Inc. entered into a joint venture agreement with Mootah Energetic Pty, Ltd., a Republic of  Botswana company (“Mootah”).  Aquentium and Mootah agreed to jointly develop a mining concession granted to Mootah by the Republic of Botswana.

Prospecting License No. PL 163/2007 (“License”) was granted to Mootah on July 30, 2007, and on September 20, 2007, Aquentium issued 100,000 shares of common stock, valued at approximately $6,000 to Mootah in consideration for a 51% interest in that License.  The License provides for the exclusive right to prospect a 572.6 square kilometer area located in Southern Botswana for copper, nickel, lead, silver, gold, platinum group metals and uranium.  The initial term of the License is for a period of three years, ending on June 30, 2010.  The Company may terminate the agreement if there is an unacceptable change in control of the government of Botswana.  In addition, the Company has an option to continue operations related to the License for a period of 25 years

NOTE 11.  FOREIGN SUBSIDIARY

On October 24, 2007, Aquentium formed Aquentium De Mexico, a Mexican subsidiary, to manufacture and market our low-cost housing model units in the Mexican Republic. The Company hired an intermediary to do the necessary work for the legal formation and registration of the subsidiary in Mexico.  The Company paid the intermediary $10,000 as a service fee which included all expenses related to this matter. In addition the intermediary was given 100,000 shares of the Company’s common stock valued at $23,000.

In this report references to “Aquentium,” “we,” “us,” and “our” refer to Aquentium, Inc. and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,”  “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Overview

Aquentium is a holding company operating on a consolidated basis with our wholly-owned subsidiaries, which are development stage companies that are described below.  Our portfolio of companies currently consists of six wholly-owned subsidiaries, two joint ventures and a distributorship.  Our management serves both as a financial and professional business partner for our subsidiaries.  Our role is to improve each subsidiary’s access to potential capital, help them benefit from the economics of scale through the consolidation of administrative functions, and to provide universal access to the financial and management expertise of each subsidiary's corporate personnel.  We intend to continue to identify, locate and evaluate additional acquisitions.

Subsidiaries

H.E.R.E. International, Inc. –  holds the exclusive worldwide manufacturing and marketing rights for a patent related to a containerized habitable structure that can be transformed into a rudimentary home in the case of disaster.  In September 2006, Aquentium began manufacturing structural insulated panels (“SIP”) for structures on a limited basis; however, our manufacturing process is not fully operational.  We intend to use these structural insulated panels for our building projects, as well as market them to other home and commercial builders throughout the world.

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

USA Public Auction, Inc. – this company had developed proprietary software designed to operate an online auction website for new and used car dealerships.  This subsidiary is inactive.

Joint Ventures and Distributorships

Mootah Energetic Pty, Ltd. – On September 27, 2007, Aquentium, Inc. entered into a joint venture agreement with Mootah Energetic Pty, Ltd., a Republic of  Botswana company (“Mootah”).  Aquentium and Mootah agreed to jointly develop a mining concession granted to Mootah by the Republic of Botswana. This joint venture is in the exploration stage.   Aquentium has agreed to use its best efforts to raise the necessary capital to purchase and operate any and all equipment for the exploration and mining operations under the license.  Our management initially intends to seek private funding for this joint venture.

Aquentium Hong Kong, Ltd. – this company is a 50% joint venture with Mr. Chak Cheuk Kau, an individual who resides in Hong Kong.  The parties agreed that Aquentium-Hong Kong will manufacture, market and sell our products and/or services in Asia through 2014.

Ozone Safe Food, Inc. – Aquentium has a distributorship with this company to market its patented ozone technology designed to improve food safety and improve the work environment for food and beverage processing plants, including sanitation and waste water treatment equipment for food and beverage processors.  Aquentium has not recognized revenues from this distributorship.

Financial Condition

At June 30, 2008, Aquentium had a deficit of $1,966,027 and has not recorded revenues from our consolidated operations for the three and nine month periods ended June 30, 2008 and 2007.  Based on these factors there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue minimal operations until we obtain funding to develop profitable operations for one or more of our start-up subsidiaries or joint ventures.

Our cash requirements per month are approximately $10,000 and are primarily related to rent, legal, accounting and professional services and costs required to prepare and file our periodic reports with the SEC.  During the 2008 and 2007 comparable nine month periods we relied on related party advances and loans to satisfy our cash requirements.  For the nine month period ended June 30, 2008 (the “2008 nine month period”) our President, Mark T. Taggatz, advanced $28,665 to Aquentium and its subsidiaries compared to $10,251 during the nine month period ended June 30, 2007 (the “2007 nine month period”).  We also obtained a loan in the amount of $41,000 during the 2008 nine month period compared to a loan of $15,460 during the 2007 nine month period from Ozone Safe Food, Inc., a related party.  The advances and proceeds from the loans are used for operational expense in the normal course of business.

During the 2007 nine month period we relied on rental income from subleasing a manufacturing facility; however, this income was offset by the general and administrative expenses related to the manufacturing facility.  Due to a dispute with the landlord we moved to a new office in August of 2007 and no longer have that source of other income.  As a result of the legal dispute with the landlord of the manufacturing facility, we have accrued a contingent liability of $177,247 related to the judgment awarded to the landlord against Aquentium.

Our focus for the next twelve months will be to obtain additional funding through debt or equity financing, but as of the date of this filing we have not finalized agreements for additional funding for any subsidiary or other business opportunity.  Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.  However, with the downturn of the United States economy, obtaining loans will be difficult.  If we are unable to obtain financing, then our subsidiaries will remain inactive and we will not be able to develop operations for our other business opportunities.

We also expect that we will continue to use our common stock to pay for acquisitions, services and agreements.  Any issuance of common stock will likely be pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

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

Also, our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the third quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

We need additional external capital and may be unable to raise it.

Based on our current plan, we believe we may require at least $1 to $2 million additional financing within the next twelve months to develop the operations of a subsidiary, to satisfy our accrued legal settlements and to meet our obligations under our joint venture agreement with Mootah.  Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us.  We may not be able to obtain additional funds on acceptable terms.  If we borrow funds, we could be forced to use a large portion of our future revenue to repay principal and interest on those funds.  If we issue our securities for capital, then the interests of our shareholders will be diluted.  If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information.

If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act (“Section 404").   Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Pursuant to Section 404, our annual report for the year ended September 30, 2008 will be required to include a report by our management on the effectiveness of our internal control over financial reporting.  In our annual report for the year ended September 30, 2010 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.  We cannot assure you as to our independent registered public accounting firm’s conclusions at September 30, 2010 with respect to the effectiveness of our internal control over financial reporting and there is a risk that our independent registered public accounting firm will not be able to conclude at September 30, 2010 that our internal controls over financial reporting are effective as required by Section 404.

ITEM 6.  EXHIBITS

Part I Exhibits

No.

Description

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

Part II Exhibits

No.

Description

3(i)

Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)

3(ii)

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

Date: August 8, 2008	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz Chairman of the Board, President, Chief Executive Officer, Secretary/Treasurer, Principal Financial and Accounting Officer