Form 10KSB/A
period 2007-09-30
AQUENTIUM INC
filed 2008-09-10
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No.1

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: No. 0-23402

AQUENTIUM, INC.

(Name of registrant in its charter)

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

EXPLANATORY NOTE

We have amended the discussion of our business operations to clarify that Aquentium, Inc. manufactures and markets structural insulated panels, rather than our subsidiary, H.E.R.E. International, Inc., and that H.E.R.E. International, Inc. holds non-exclusive, rather than exclusive, worldwide manufacturing and marketing rights to a patent for a containerized habitable structure.  Other than these changes, the disclosures in this amended report are as of the initial filing date of December 31, 2007 and this report does not include subsequent events.

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

Our Business

Aquentium operates on a consolidated basis with our wholly-owned subsidiaries, which are development stage companies.  Our management serves both as a financial and professional business partner for our subsidiaries.   Our role is to improve each subsidiary’s access to potential capital, help them benefit from the economics of scale through the consolidation of administrative functions, and to provide universal access to the financial and management expertise of each subsidiary's corporate personnel.

We continue to identify, locate and evaluate additional acquisitions.  Our portfolio of companies currently consists of six wholly owned subsidiaries, two joint ventures and other business opportunities, described below.  Our focus for the next twelve months will be to obtain additional funding to develop one or more of these business opportunities.

Aquentium has recorded rental income for the past two fiscal years, but we have not recorded consolidated revenues from our operations or the operations of our subsidiaries.

Structural Insulated Panels

In September 2006 Aquentium initiated a manufacturing and marketing process for structural insulated panels (“SIP’s”) designed for living structures.  We intend to use these SIP’s for our containerized habitable structure projects, as well as market them to other home and commercial builders throughout the world.

The Aquentium SIP building system includes:

•

Orient strand board laminated to an expanded polystyrene insulation core.

•

Installation instructions (SIP panel layouts), and installation guide.

•

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

Subsidiaries

H.E.R.E. International, Inc.  In November 2004 Aquentium acquired the exclusive worldwide manufacturing and marketing rights for a patent related to a containerized habitable structure that can be transformed into a rudimentary home in the case of disaster.  In November 2006 the exclusive license converted to a non-exclusive license under the terms of the agreement.

These unique retrofitted structures conveniently ship as an intermodal shipping container that expands and unfolds like “pop-up books” and has the strength, flexibility and durability of structural insulated panel construction.  The licensing agreement provides that the worldwide manufacturing and marketing rights granted to Aquentium also include all future developments of products, trademarks, copyrights, patents and other intellectual property pertaining to the original patent.  Patents and certain other intellectual property shall be negotiated for a fee and used on a case by case basis.  This agreement expires simultaneously with the expiration of the patent or any extension or deviation of the patent.

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

Other Business Opportunities

Our business plan is to seek, investigate, and, if warranted, acquire business opportunities which are profitable, or we anticipate will become profitable.  The selection of a business opportunity to participate in is complex and extremely risky and will be made by management in the exercise of its business judgment; however, our executive officer is not a professional business analyst.  (See Part III, Item 9, “Directors and Executive Officers, . . .” below).  We cannot assure you that we will be able to identify and acquire a business opportunity which will ultimately prove to be beneficial to us and our stockholders.

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

A decision to participate in a specific business opportunity may be made upon our management’s analysis of the following factors:

•

Quality of the business opportunity’s management and personnel;

•

Potential for growth and profitability;

•

Capital requirements and anticipated availability of required funds to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•

The anticipated acceptability of the business opportunity’s new products or marketing concept;

•

The merit of its technological offerings or changes;

•

The perceived benefit that it will derive from becoming a publicly held entity; and,

•

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

32.1

Section 1350 Certification (FIled December 31, 2007)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2008	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz, President

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 9, 2008	By: /s/ Mark T. Taggatz Mark T. Taggatz Chairman of the Board, President, Chief Executive Officer, Secretary/Treasurer, Principal Financial and Accounting Officer