Form 10-Q/A
period 2007-12-31
AQUENTIUM INC
filed 2008-09-10
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We have amended our Executive Overview to clarify that Aquentium, Inc. manufactures and markets structural insulated panels, rather than our subsidiary, H.E.R.E. International, Inc., and that H.E.R.E. International, Inc. holds non-exclusive, rather than exclusive, worldwide manufacturing and marketing rights to a patent for a containerized habitable structure.  Other than these changes, the disclosures in this amended report are as of the initial filing date of February 14, 2008 and this report does not include subsequent events.

_________________________________________________________________________________________________

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

PART I – FINANCIAL INFORMATION

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

Structural Insulated Panels

In September 2006 Aquentium began manufacturing and marketing on a limited basis structural insulated panels (“SIP’s”) for structures.  We offer a "Ready to Assemble" option designed to reduce construction time and improve efficiency.  We can manufacture SIP’s to the customer’s exact specifications and then deliver them to the location as a ready-to-assemble building system.  We intend to use these SIP’s for our building projects, as well as market them to other home and commercial builders throughout the world.

Subsidiaries

H.E.R.E. International, Inc. – holds the non-exclusive worldwide manufacturing and marketing rights for a patent related to a containerized habitable structure that can be transformed into a rudimentary home in the case of disaster.

Aquentium De Mexico – this Mexican subsidiary was formed to manufacture and market our low-cost housing model units in the Mexican Republic.  In October 2007 we paid Mr. Lorden Kern $10,000 and issued to him 100,000 shares of common stock to form and register this subsidiary in Mexico.

2

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

3

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

32.1

Section 1350 Certification (Filed on February 14, 2008)

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

5