Form 10-Q/A
period 2008-03-31
AQUENTIUM INC
filed 2008-09-10
CIK 918997

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

EXPLANATORY NOTE

We have amended our Executive Overview to clarify that Aquentium, Inc. manufactures and markets structural insulated panels, rather than our subsidiary, H.E.R.E. International, Inc., and that H.E.R.E. International, Inc. holds non-exclusive, rather than exclusive, worldwide manufacturing and marketing rights to a patent for a containerized habitable structure.  Other than these changes, the disclosures in this amended report are as of the initial filing date of May 14, 2008 and this report does not include subsequent events.

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

32.1

Section 1350 Certification (filed May 14, 2008)

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

4