Form 10-Q/A
period 2008-06-30
AQUENTIUM INC
filed 2008-09-10
CIK 918997

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

EXPLANATORY NOTE

We have amended our Executive Overview to clarify that Aquentium, Inc. manufactures and markets structural insulated panels, rather than our subsidiary, H.E.R.E. International, Inc., and that H.E.R.E. International, Inc. holds non-exclusive, rather than exclusive, worldwide manufacturing and marketing rights to a patent for a containerized habitable structure.  Other than these changes, the disclosures in this amended report are as of the initial filing date of August 11, 2008 and this report does not include subsequent events.

___________________________________________________________________________________________

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

Structural Insulated Panels

Aquentium  manufactures and markets on a limited basis structural insulated panels (“SIP’s”) for structures.  We offer a "Ready to Assemble" option designed to reduce construction time and improve efficiency.  We can manufacture SIP’s to the customer’s exact specifications and then deliver them to the location as a ready-to-assemble building system.  We intend to use these SIP’s for our building projects, as well as market them to other home and commercial builders throughout the world.

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

32.1

Section 1350 Certification (Filed August 11, 2008)

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