Form 10-K
period 2008-09-30
AQUENTIUM INC
filed 2009-01-14
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission File No. 000-23402

AQUENTIUM, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2863244 (I.R.S. Employer Identification No.)
19024 Ruppert Street, P.O. Box 580943, North Palm Springs, California (Address of principal executive offices)	92258 (Zip Code)
Registrant’s telephone number, including area code: (760) 329-4139

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $695,030.

The number of shares outstanding of the registrant’s common stock, as of December 31, 2008, was 45,457,403.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

8

Item 2.  Properties

9

Item 3.  Legal Proceedings

9

Item 4.  Submission of Matters to a Vote of Security Holders

10

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

10

Item 6.  Selected Financial Data

11

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 8.  Financial Statements and Supplementary Data

12

Item9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

33

Item 9A(T).  Controls and Procedures

33

Item 9B.  Other Information

33

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

34

Item 11.  Executive Compensation

35

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

35

Item 13.  Certain Relationships and Related Transactions, and Director Independence

37

Item 14.  Principal Accountant Fees and Services

38

PART IV

Item 15.  Exhibits, Financial Statement Schedules

39

Signatures

39

In this annual report references to “Aquentium,” “we,” “us,” and “our” refer to Aquentium, Inc. and its subsidiaries.

FORWARD LOOKING STATEMENTS

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

PART I

ITEM 1.  BUSINESS

Historical Development

Aquentium, Inc. was incorporated in the state of Delaware in April 1987 as Arnex Investment Group, LTD.  The corporation name was changed to WaterPur International, Inc. in 1997.  On April 2, 2002, WaterPur International entered into an agreement to acquire Aquentium, Inc., a Nevada corporation.  The transaction was treated as a reverse acquisition and Aquentium, Inc. became the accounting survivor.  On May 7, 2002, WaterPur International changed its name to Aquentium, Inc.

Our Business

Since 2002, Aquentium, Inc. has been structured as a holding company that seeks to acquire or invest in viable businesses.  Our current operations consist of manufacturing of structural insulated panels (SIP’s) for commercial and residential buildings and the manufacturing of ozone equipment for food and beverage processors.  Aquentium is also a holding company for five wholly-owned subsidiaries, which are development stage companies.  Our management serves both as a financial and professional business partner for our subsidiaries.  Our role is to improve each subsidiary’s access to potential capital, help them benefit from the economics of scale through the consolidation of administrative functions, and to provide universal access to the financial and management expertise of each subsidiary's corporate personnel.

We continue to identify, locate and evaluate additional acquisitions.  Our focus for the next twelve months will be to obtain additional funding to expand our manufacturing operations and develop one or more of our subsidiary companies.  We also intend to manufacture ozone equipment for restaurants, hotels, schools, hospitals and veterinarians and intend to pursue waste-to-energy projects in Korea and other emerging countries.

Structural Insulated Panels Housing System

In September 2006, Aquentium opened its manufacturing facility for structural insulated panels (“SIP’s”).  Aquentium’s SIP’s can be used for both commercial and residential buildings.  SIP’s are building panels for floors, walls and roofs, and consist of a thick core of rigid insulation sandwiched between two skins and bonded together with a structural adhesive.  The skins range from 0.026 to one inch thick and common materials used for the skins are fiber-cement, aluminum, oriented strand board, plywood, and drywall.  This composite construction forms a monolithic pre-stressed element with steel I-Beam properties.  An I-Beam has two flanges, where a SIP has the skins and a web.  The flange of an I-Beam is a small percentage of the I-Beam, but in a SIP the web (the foam) is up to 100% of the flange (skin).  The insulating core and two skins are flimsy and insubstantial by themselves, but when combined properly, the stressed skin principle transforms these elements into a rigid construction panel that requires no wood studs for structural support.  When a force is exerted on a SIP or an I-Beam, one surface is under compression while the opposite side is under tension.  The I-Beam will eventually give out, twist and bend well before the SIP will do so.  In our testing, SIP’s usually never reach a total structural failure.  They do reach failure points, and then the loads can be built back up to a subsequent failure point without a total, non-supportive failure point.  Comparing the same tests on steel, lumber or block; when these materials reach a failure point they are destroyed.  The steel is bent, the lumber splinters and breaks and the blocks implode and crumble; all resulting in a total structural failure.

Our SIP building system includes:

•

Orient strand board laminated to an expanded polystyrene insulation core.

•

Installation instructions (SIP panel layouts), and installation guide.

•

Option to receive "site advisory service" to assist in an installation.

We offer a "Ready to Assemble" (RTA) option – The RTA process reduces construction time and improves efficiency.  We can manufacture SIP’s to the customer’s exact specifications and then deliver them to the location as a ready-to-assemble building system.

In August 2008, we announced an agreement with Megaros, Inc., based in the state of Maryland, to market our housing system and SIP’s throughout the continent of Africa.  We intend to use a fiber cement panel for all housing projects in Africa. As of the date of this filing we have not recognized any revenues from this agreement.

Ozone Equipment

Aquentium began its research and development of its ozone equipment in April of 2008. The company plans to become a full time manufacturer of ozone equipment starting in January 2009.  Previously, Aquentium had a distributorship with Ozone Safe Food, Inc. to market its patented ozone technology.  Our ozone equipment is designed to improve food safety and improve the work environment for food and beverage processing plants.  Ozone applications include plant sanitation, food contact, and waste water treatment.

Ozone is simply a gas composed of three oxygen atoms in an unstable and highly reactive form.  Ozone naturally tends to seek its normal state, exhibiting a short half-life as it reverts to oxygen fairly rapidly.   Ozone is dissolved into water at precise concentrations for use as a safe spray disinfectant.  The solution kills pathogens and controls a broad spectrum of food borne and waterborne microorganisms.  Our ozone technology is an all natural solution that reduces or eliminates E. Coli 0157:H7 and other bacteria and viruses in processing plants for meat, poultry, seafood, fruit, vegetable and beverages.  Ozone does not react with organic matter, thus, it leaves no residue in the water or on the product, does not form any toxic byproducts and the water in which it is delivered can be filtered and reused.  This means no change in color or flavor results from the ozone treatment, unlike chlorine treatment.  In addition, ozone is unique in that it can be generated onsite from ambient air and on demand with no storage required.  It is an effective sanitizing agent that's economically produced and remarkably effective in applications involving food processing and equipment sanitizing.  Ozone technology is replacing conventional sanitation techniques such as chlorine, steam or hot water.

The Food and Drug Administration approved ozone in bottled water in 1982 and granted a petition for use with fruits, vegetables, meat and poultry in June 2000.  The Environmental Protection Agency allows use of ozone with no reporting or record keeping.  The United States Department of Agriculture approved ozone as organic under the USDA Organic

Rule in 2000.

Aquentium also distributes Sani-Dri ozone hand dryers.  In August 2008, Aquentium announced that we were offering exclusive distribution territories for the Sani-Dri ozone hand dryer.  These units have high speed blowers that blow-dry hands quickly and efficiently, and also help sanitize hands using ozone technology.  This hand dryer is designed to reduce or eliminate airborne pathogens and microbials.  There are no buttons to press, repair or allow cross-contamination with surface contact.  Simply placing your hands under the Sani-Dri automatically activates the high speed blowers.  While your hands are being dried with the high powered streams of air, sanitizing ozone molecules are generated simultaneously.  This leaves your hands not only dry but free from bacteria and pathogens.  Since the Sani-Dri is able to effectively dry and sanitize hands, it is suited for restrooms or employee hand washing stations.

Aquentium plans to rely upon distributor agreements with third parties to sell and market our ozone equipment throughout the world.  Generally, our distributor agreements provide that the distributor has an exclusive or non-exclusive marketing right in a specific geographical market and we agree to pay the distributor a commission based upon annual sales.  As of the date of this filing, we have not paid any commissions nor recorded revenues from these distributor agreements.

Aquentium’s Subsidiaries

H.E.R.E. International, Inc.:  In November 2004, Aquentium acquired the exclusive worldwide manufacturing and marketing rights for a patent related to a containerized habitable structure that can be transformed into a rudimentary home in the case of disaster.  In November 2006, the exclusive license converted to a non-exclusive license under the terms of the agreement.

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

In March 2006, Aquentium completed the construction of a disaster-relief housing model unit for demonstrations.  The unit was a 20 foot shipping container that expanded to a 450 square foot house complete with electricity and plumbing.  It includes two bedrooms, a bathroom with a shower, a kitchen with appliances and a living room.  These structures may be constructed on a grid system or independently, or a combination of both.  We intend to create systems to be used in the structures that provide purified water and use solar technology for electricity.  These structures may also be used as homes, clinics, offices, mini-hospitals, barracks, etc.

In April 2006, Aquentium incorporated H.E.R.E International, Inc. in the state of Colorado.  “H.E.R.E.” represents Housing & Emergency Relief Efforts.  This subsidiary was incorporated to market and manufacture our re-deployable disaster relief housing structures.  This subsidiary has no projects in development as of the date of this filing; however, starting in 2009, Aquentium, Inc. and H.E.R.E International, Inc. are planning to develop smaller container housing units that will be less costly to manufacture and more affordable for the end user.  These units will require less engineering and manufacturing since they will not be expandable units.  Traditional new or used 20 and 40 foot shipping containers will be retrofitted for office or home living use.  Each unit will utilize our structural insulated panels for improved energy efficiency.  Units can include windows, doors, appliances, and bathroom fixtures.

We believe we have developed a unique solution with the potential of fulfilling the housing needs for people around the world that have been struck by disastrous conditions or simply need a better living condition.  Our two primary markets are the low cost, mass-housing market and the temporary disaster relief housing market.  Using new or decommissioned standard shipping containers and Aquentium's SIP’s, Aquentium offers a process that effectively transforms a 20 or 40 foot shipping unit into a rapidly deployable, expandable, and versatile shelter and/or home.  Our housing structures are unique in the way that once they are deployed, the container unfolds and creates an expanded living and operating space that is three times larger than the container itself.  Once the structure has fulfilled its need in one location, it can be refolded and transported to another location.  The housing unit is designed to accommodate not only housing applications but can also be offered as shelter for services such as deployable hospitals, stores, food commissaries, and a variety of other applications.  Since the housing unit is developed from an industry standard shipping container, it can be quickly transported to distant areas in times of need. The unit stacks seamlessly with other containers on transport ships, and can be easily placed onto truck transports.

Aquentium De Mexico:  On October 24, 2007, we incorporated Aquentium De Mexico, in the country of Mexico.  This wholly-owned subsidiary was formed to manufacture structural insulated panels and container housing units in Mexico.   Aquentium De Mexico will also manufacture and market our low-cost homes in the country of  Mexico.  We intend to seek financing to manufacture and market our housing model units in Puebla, Yucatan, Quintana Roo, Veracruz and Chiapas.  These areas of Mexico have suffered major destruction due to hurricanes, rains and flooding.  Potential investors must recognize that we have limited capital available for the development of this business plan and all risks inherent in a new and inexperienced enterprise are inherent in our plan to launch these operations.  This subsidiary has no projects in development as of the date of this filing.

In October 2007, Aquentium entered into a consulting agreement with Dr. Ricardo Lorden Kern.  The Professional Marketing Fee and Additional Compensation agreement provided that Mr. Lorden Kern would provide Mexican marketing and government relations for Aquentium for $12,500 per month for a term of one year.  On November 6, 2007, we filed a Form S-8 registration statement to register 100,000 shares to be issued under this agreement.  However, the agreement was terminated during the 2008 fiscal year

Charis Energy Development, Inc.:  In December 2003, Aquentium acquired Charis Energy Development, Inc.  Charis Energy Development seeks solutions in the alternative energy sector, with a focus on solar energy.   Charis Energy Development is currently seeking to represent an operating solar manufacturing company or acquire new technology for the purpose of marketing solar energy panels in the states of California, Nevada and Arizona.  This subsidiary has no projects in development as of the date of this filing.

Canby Group:  In September 2002 Aquentium acquired Canby Group Inc.  Canby Group is an entertainment development stage company.  The business plan for this subsidiary is to acquire operating companies or projects within the entertainment industry or sector which may have products to license or distribute.  This subsidiary has no projects in development as of the date of this filing

Environmental Waste Management, Inc.:  In January 2004, Aquentium acquired Environmental Waste Management, Inc.  This subsidiary has an operational Styrofoam recycling machine that condenses Styrofoam into blocks at a ratio of 20-1.  This subsidiary is currently inactive.

USA Public Auction, Inc.:  In August 2002, Aquentium acquired USA Public Auction, Inc., a privately held Nevada corporation.  This company had developed proprietary software designed to operate an online auction web site for new and used car dealerships.  This subsidiary is inactive.

Aquentium’s Joint Ventures

Mootah Energetic Pty, Ltd.:  On September 27, 2007, Aquentium, Inc. entered into a joint venture agreement with Mootah Energetic Pty, Ltd., a Republic of  Botswana company (“Mootah”).  Aquentium and Mootah agreed to jointly develop a mining concession granted to Mootah by the Republic of Botswana.  This joint venture is in the exploration stage and   Aquentium is currently seeking capital to further develop this project.

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

We cannot assure you that we will be successful in locating the particular minerals in the License area listed in the License, but we are actively seeking funding to launch the exploration.

Aquentium Hong Kong, Ltd.:  In March 2004, Aquentium formed Aquentium Hong Kong, Ltd. as a 50% joint venture with Mr. Chak Cheuk Kau, an individual who resides in Hong Kong.  The parties agreed that Aquentium-Hong Kong will market and sell Aquentium’s products and/or services in Asia for a period of 10 years.  Aquentium Hong Kong is focused on marketing our ozone technology in Asia.

Other Business Opportunities

Our business plan is to seek, investigate, and, if warranted, acquire business opportunities which are profitable, or we anticipate will become profitable.  The selection of a business opportunity is complex and extremely risky and will be made by management in the exercise of its business judgment; however, our executive officer is not a professional business analyst.  (See Part III, Item 10, below).  We cannot assure you that we will be able to identify and acquire a business opportunity which will ultimately prove to be beneficial to us and our stockholders.

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

Competition

We expect to encounter substantial competition in our effort to develop our SIP’s housing system and ozone equipment business operations and our joint venture or subsidiaries’ business plans.  With the decline in the overall economic vitality in the United States, we anticipate that obtaining funding from any source will be difficult.  We will continue to seek funding from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals; however, if we are unsuccessful in our efforts to obtain funding we will likely delay or postpone the further development of our business operations.

Employees

We currently have one employee.  Aquentium intends to hire full-time employees for manufacturing of our structural insulated panels and ozone equipment when demand requires such action.  However, until Aquentium or our subsidiaries have significant operations, we intend to rely upon consultants, independent contractors and distributors to further our business plans.

ITEM 1A.  RISK FACTORS

We need additional external capital and may be unable to raise it.

Based on our current plan, we believe we may require at least one to five million dollars of additional financing within the next twelve months to expand our SIP and ozone operations and the operations of our subsidiaries, to satisfy our accrued legal settlements and to meet our obligations under our joint venture agreement with Mootah.  Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us.  In the current economy, we may not be able to obtain additional funds on acceptable terms.  If we are able to borrow funds, we could be forced to use a large portion of our future revenue to repay principal and interest on those funds.  If we issue our securities for capital, then the interests of our shareholders will be diluted.  If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans.

We currently have interests in several very different business opportunities and management must determine where to spend our limited resources at the risk of losing market opportunities in the remaining businesses.

We currently have two business lines, five subsidiaries and own interests in joint ventures.  We have very limited cash and are able to fund only one or two of these business opportunities.  Management must determine which business opportunities are the most viable and which will provide immediate revenue, at the risk of not developing our other business opportunities.  We cannot assure you that the business opportunities we choose to develop will become viable and result in cash flows.

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

Pursuant to Section 404, in our annual report for the year ended September 30, 2010 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.  We cannot assure you as to our independent registered public accounting firm’s conclusions at September 30, 2010 with respect to the effectiveness of our internal control over financial reporting and there is a risk that our independent registered public accounting firm will not be able to conclude at that time that our internal controls over financial reporting are effective as required by Section 404.  For the year ended September 30, 2008,  Aquentium did not maintain the required liability insurance.

ITEM 2.  PROPERTIES

Principal Office Lease

Aquentium, Inc. entered into a Commercial Lease Agreement, dated August 22, 2007, with Halleck Family Trust, the landlord, for 5,000 square feet of light industrial and office space located in North Palm Springs, California.  The manufacturing area of this commercial space is over 4,000 square feet and will serve our current needs.  The lease has a two year term, expiring on August 31, 2009.  Under the lease the base rent is $3,500, but the base rent may be adjusted based upon any increase in the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers.  In addition, Aquentium is required to carry liability insurance in the amount of $1 million.  As of September 30, 2008, Aquentium has not maintained the required liability insurance per the Commercial Lease Agreement.

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

The holder of the License is required by the Botswana government to conduct a prospecting program that satisfies minimum annual expenditures over a three year period.  The estimated costs are BWP400,000 (approximately $60,000 U.S. based upon the foreign exchange rate on September 30, 2008) in year one to be used to review the historical data of the License area and complete mapping and geological assessments.  As of the date of this filing, we have not secured funding to satisfy the first year requirement.  In year two, the License holder should begin soil sampling, complete a detailed ground survey and begin drilling of priority targets.  The minimum annual expenditure for years two and three is BWP800,000 (approximately $120,000 U.S. based upon the foreign exchange rate on September 30, 2008) per year.  In year three, test drilling should continue and assays should be conducted for any mineral occurrences.

ITEM 3.  LEGAL PROCEEDINGS

On May 9, 2007, Aquentium filed a complaint and summons for unlawful detainer in the Superior Court of California, County of Riverside, Desert Judicial District against Orlo Properties, Inc., (dba) Sun Valley Storage), Daneco Forms, Inc. and The Okono Corporation.  Aquentium subleased a portion of a manufacturing facility, the Tennant Desert property, that we leased on a month-to-month basis to these parties.  Aquentium brought the legal action as a result of these subleasees failing to pay an increase in rent for the month of May 2007 and the months thereafter.  No determination of these cases was concluded.

As of the date of this filing, we are not a party to any other material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2008 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock trade under the symbol “AQNM” and are listed on the OTC Bulletin Board.  Our common stock is thinly traded and we do not have an active trading market at the time of this filing.  Effective August 3, 2007, the listing for our shares of common stock was transferred from the Pink Sheets LLC to the OTC Bulletin Board.  The following table lists the range of the high and low closing bid price for our common stock for each quarter of the 2007 and 2008 fiscal year as reported by the OTC Bulletin Board.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

	2007		2008
Fiscal Quarter Ended	High	Low	High	Low
December 31	$ 0.14	$ 0.06	$ 0.30	$ 0.09
March 31	0.09	0.04	0.17	0.06
June 30	0.07	0.05	0.10	0.05
September 30	$ 0.12	$ 0.09	$ 0.05	$ 0.01

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC; issued by a registered investment company; or excluded from the definition on the basis of share price or the issuer’s net tangible assets.

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

Holders

As of December 31, 2008, we had 100 shareholders of record of our common stock, which does not include shares held in “street accounts” of securities brokers.

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

Recent Sales of Unregistered Securities

On October 3, 2008, we issued an aggregate of 3,600,000 shares of common stock in consideration for marketing and consulting services.  We issued 100,000 shares to Charles Harding for services valued at approximately $2,550 and 3,500,000 shares to Sherry Wilson for services valued at approximately $89,250 as of October 3, 2008.  The value of the shares is discounted at 15% due to the shares being restricted.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On October 15, 2008, we issued 12,800,000 shares of common stock to Ozone Safe Food, Inc. for the conversion of debt totaling $146,234.  The value of the shares as of October 3, 2008 was $326,400.  The value of the shares is discounted at 15% due to the shares being restricted.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Executive Overview

During the 2008 fiscal year, management has focused on the development of distribution channels for our SIP’s housing system and ozone equipment.  We have entered into exclusive and non-exclusive distribution agreements with independent third parties for the resale of our products in the United States and foreign countries.  Our goal in 2009 is to expand our manufacturing capabilities for our SIP’s and housing systems and provide those products to new distributors for resale throughout the world.  However, to accomplish this goal we must obtain additional funding either through debt or equity financing.

Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.  However, with the downturn of the United States and world economies, we will encounter substantial competition for the limited financing that will be available in the market place.  If we are unable to obtain financing, then we will likely delay further business development.

Liquidity and Capital Resources

At September 30, 2008, Aquentium had an accumulated deficit of $2,053,522, a net loss of $366,279 for the year ended September 30, 2008 and has not recorded revenues.  Based on these factors there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Our cash requirements per month are approximately $10,000 and are primarily related to rent and office expense, along with legal, accounting and professional services and costs required to prepare and file our periodic reports with the SEC.  During 2008 and 2007 we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  We recorded advances and loans of $87,820 from related parties during 2008 (See Item 13, below).  The advances and proceeds from the loans are used for operational expense in the normal course of business.

We have also issued shares of our common stock to pay for services rather than use our limited cash.  During the 2007 year, we issued an aggregate of 5,750,000 shares, valued at $244,375, in consideration for professional, investor relations and marketing services and we issued 100,000 shares, valued at $6,000, for the Mootah mining venture licensing agreement.   During 2008, we issued 100,000 shares, valued at $23,000, for business development services related to out Mexican subsidiary.  In November 2008, subsequent to the fiscal year end, we issued 1,250,000 S-8 shares, valued at approximately $32,000, to Raymond Sabbaghi in consideration for consulting services related to business development for our ozone equipment and housing system operations.  We expect that we will continue to use our common stock to pay for acquisitions, services and agreements.  Any issuance of common stock will likely be pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

When we obtain additional funding or record revenues we must satisfy a legal judgment against the company.  Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord in August 2007 we moved to a new office.  As a result of the legal dispute with the landlord of the Tennant Desert property, we have accrued a contingent liability with interest of $189,654 related to the judgment awarded to the landlord of the Tennant Desert property against Aquentium.

Results of Operations

We did not record revenue in 2008 or 2007, but we recorded rental income of $279,495 for the 2007 year related to the sublease of the Tennant Desert property and that income covered a portion of our operating expenses.  However, as noted above, we no longer have this income and do not anticipate future income from this type of activity.  Our general and administrative expenses decreased in 2008 compared to 2007 primarily due to the decrease in the amount of common stock issued to professionals for services and the decrease in rental expenses due to the loss of the Tennant Desert property.  We anticipate that general and administrative expense will increase in 2009 as we use our common stock to pay for a portion of the costs to expand our operations.  Management anticipates that net losses will continue until we recognize revenues from our operations or the operations of our subsidiaries.

Off Balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AQUENTIUM, INC. AND SUBSIDIARIES

(A Development Stage Company)

September 30, 2008 and 2007

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aquentium, Inc. and subsidiaries (a Delaware corporation)

(A Development Stage Company)

North Palm Springs, California

We have audited the accompanying balance sheets of Aquentium, Inc. and subsidiaries (A Development Stage Company) as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2008 and 2007, and from inception (April 30, 2001) through September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquentium, Inc. and subsidiaries (A Development Stage Company) as of September 30, 2008 and 2007, and the results of its operations and cash flows for the years ended September 30, 2008 and 2007, and from inception (April 30, 2001) through September 30, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

Henderson, NV

January 11, 2009

2580 Anthem Village Drive, Henderson, NV  89052

Telephone (702) 588-5960  * Facsimile (702) 588-5979

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	As of September 30,
ASSETS	2008	2007
Current Assets
Cash	$ -	$ 1,024

Total current assets	-	1,024

Total assets	$ -	$ 1,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 5,114	$ 9,601
Accrued expense – litigation	177,247	177,247
Accrued interest	23,681	4,759
Advances - related party	93,590	53,770
Note payable - related party	134,960	86,960
Salaries payable - related party	934,872	694,872

Total current liabilities	1,369,464	1,027,209

Total liabilities	1,369,464	1,027,209

Stockholders’ Deficit
Preferred shares, par value $0.00001| 10,000,000 authorized
no shares issued and outstanding	-	-
Common stock, par value $0.005 | 100,000,000 authorized
issued and outstanding as of September 30, 2008 and
September 30, 2007, respectively: 27,707,403 and 27,607,403	138,537	138,037
Additional paid-in capital	545,521	523,021
Accumulated deficit during the development stage	(2,053,522)	(1,687,243)

Total stockholders’ deficit	(1,369,464)	(1,026,185)

Total liabilities and stockholders’ deficit	$ -	$ 1,024

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)
			From Inception
	For Years Ended		(April 30, 2001) to
	September 30,		September 30,
	2008	2007	2008

Income	$ -	$ -	$ -

General and administrative expenses	347,357	835,967	3,691,711
Depreciation	-	1,115	3,973

Loss from operations	(347,357)	(837,082)	(3,695,684)

Other Income (Expense)
Gain (loss) on sale of
investment/business	-	-	370,000
Rental income	-	279,495	1,471,279
Expense – litigation settlement	-	(177,247)	(177,247)
Interest expense	(18,922)	1,424	(21,870)

Total other income (expense)	(18,922)	103,672	1,642,162

Net income (loss)	$ (366,279)	$ (733,410)	$ (2,053,522)

Basic loss per common share	$ (0.01)	$ (0.03)

Basic weighted average number
of common shares outstanding	27,689,387	22,087,641

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2008
(AUDITED)

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

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2008 (Continued)
(AUDITED)
					Other
	Common Stock		Paid in	Accumulative	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Gain (Loss)	Deficit

Balance September 30, 2004	14,480,154	$ 72,401	$ 193,582	$ 69,226	$ (230,000)	$ 105,209
Stock for patent	200,000	1,000	3,000	-	-	4,000
Net loss for the year ended
September 30, 2005	-	-	-	(242,875)	-	(242,875)
Other comprehensive income:
Unrealized loss on stock	-	-	-	-	(37,500)	(37,500)
Comprehensive income	-	-	-	-	-	-

Balance September 30, 2005	14,680,154	73,401	196,582	(173,649)	(267,500)	(171,166)
Comprehensive income	-	-	-	-	267,500	267,500
Stock for services	7,035,000	35,175	105,525	-	-	140,700
Net loss for year ended
September 30, 2006	-	-	-	(780,184)	-	(780,184)

Balance September 30, 2006	21,715,154	108,576	302,107	(953,833)	-	(543,150)
Stock for services	5,750,000	28,750	215,625	-	-	244,375
Stock issued for license agreement	100,000	500	5,500	-	-	6,000
Booking common stock difference	42,249	211	(211)	-	-	-
Net loss for year ended
September 30, 2007	-	-	-	(733,410)	-	(733,410)

Balance September 30, 2007	27,607,403	138,037	523,021	(1,687,243)	-	(1,026,185)
Stock for services	100,000	500	22,500	-	-	23,000
Net loss for year ended
September 30, 2008	-	-	-	(366,279)	-	(366,279)

Balance September 30, 2008	27,707,403	$ 138,537	$ 545,521	$ (2,053,522)	$ -	$ (1,369,464)

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

			From inception
	Years Ended		(April 30, 2001)
	September 30,		to September 30,
	2008	2007	2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (366,279)	$ (733,410)	$ (2,053,522)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	1,155	3,973
Stock for services	23,000	244,375	541,455
Stock for joint venture	--	6,000	6,000
Realized investment loss (gain)	--	--	(370,000)
Disposition of subsidiaries	--	--	18,465
Impairment expenses	--	--	3,638
Stock option compensation	--	--	100,000
Changes in operating assets and liabilities:
Accrued expense-litigation settlement	--	177,247	177,247
Inventory	--	31,540	--
Accounts payable	(4,487)	(15,196)	5,114
Accrued interest	18,922	4,759	23,681
Accrued salary-officer	240,000	240,000	1,172,252

Net cash used in operating activities	(88,844)	(43,530)	(371,697)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of fixed asset	--	--	(3,973)

Net cash used in investing activities	--	--	(3,973)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loan - related party	48,000	22,960	134,960
Advances - related party	39,820	20,251	231,210
Capital contribution - founder	--	--	500
Capital contribution - office space	--	--	9,000

Net cash provided by financing activities	87,820	43,211	375,670

NET CHANGE IN CASH	(1,024)	(319)	--

CASH AT BEGINNING OF YEAR	1,024	1,343	--

CASH AT END OF YEAR	$ --	$ 1,024	$ --

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Non-Monetary Transactions

Stock for services 100,000 shares and 5,750,000 shares issued at $0.23 and $0.43 per share, respectively	$ 23,000	$ 244,375	$ 541,455

Stock for licensing agreement 100,000 shares issued at $ 0.06 per share	$ --	$ 6,000	$ 6,000

Stock for debt settlement 2,000 shares at $0.02 per share	$ --	$ --	$ 40

Stock for acquisitions 1,150,000 shares at $0.02 per share	$ --	$ --	$ 23,000

Stock for salary 3,000,000 shares at $0.02 per share	$ --	$ --	$ 60,000

Stock for patent pending
4,000 shares at $1.00 per share	$ --	$ --	$ 4,000

Reduction of liability to a related
party by an exchange in investment	$ --	$ --	$ 375,000

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Audited)

NOTE 1:  BUSINESS AND HISTORY

A.  Business

Aquentium, Inc. and subsidiaries (“Aquentium” or “the Company”) (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 3H "Development Stage Company").  Its holdings include a public relations and consulting service and an early-stage entertainment division that will develop and license products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), the research and development of solar panels, (Charis Energy Development, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.).  All the above companies were inactive during fiscal year ending September 30, 2008 (See Note 1C, "Acquisitions and Dispositions").

B.  History

Aquentium Inc. - Delaware, formerly WaterPur International, Inc. (the Company) was incorporated in the state of Delaware on April 3, 1987 as Arnex Investment Group, Ltd. The corporation name was changed to Vector Environmental Technologies, Inc. in 1993 and then to WaterPur International, Inc. (“WaterPur”) in 1997. Up through September 30, 1997, WaterPur operated principally in one business segment, the development and sale of environmental technologies, primarily water purification.  WaterPur became an inactive shell as of September 30, 1998.

On April 2, 2002, Aries Ventures, Inc. (“Aries”), formerly Casmyn Corp. and holder of 100% of the 5% cumulative convertible preferred stock of WaterPur received 1,000,000 post split shares and 250,000 warrants in consideration for the release of any and all outstanding debts or claims that Aries has or may have against WaterPur.

On April 2, 2002, Aquentium, Inc. - Delaware acquired 100% of Aquentium, Inc., a Nevada corporation incorporated on April 30, 2001 (“Aquentium-Nevada”), in exchange for 4,000,000 shares of its common stock.  With this transaction the common stock of Aquentium, Inc. -Delaware outstanding was: 5,076,014 shares with 4,000,000 held by the Aquentium-Nevada shareholders, 1,000,000 held by Aries and the remaining shares of 76,014 (post reverse split 200 to 1) held by the former stockholders of WaterPur.

Aquentium – Delaware, formerly WaterPur, entered into an asset purchase agreement with Duck Marine Systems, Inc. (a British Columbia Corporation) on May 7, 1999.  The agreement was rescinded April 2, 2002.

In connection with the above transactions the officers and principal stockholders of Aquentium - Delaware, on one hand and Aquentium - Nevada, on the other hand, effected a mutual release of any and all debts and claims that either party may have had against each other.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Audited)

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

On March 12, 2003, FAST was disposed of for 500,000 ten dollar convertible preferred shares of Alpha Solarco, Inc., a publicly traded company.  The preferred shares can be converted into 5,000,000 common shares. Alpha Solarco stock is thinly traded, therefore, no value was assigned to this transaction.  An $817 gain, measured by the accounts payable, cash reduction and $9,900 cost basis, was recognized. In March 2004, the Company agreed to rescind the acquisition and sale of FAST by canceling the 500,000 shares of Aquentium common stock issued for the acquisition and FAST agreed to cancel the 500,000 ten-dollar convertible preferred shares.

On August 9, 2002, 100% of USA Public Auction, Inc. was acquired for 250,000 common shares at $0.02 per share or $5,000.  The Company acquired cash of $82 and organization costs of $4,280 (written off) resulting in goodwill of $638.

On September 9, 2002, 100% of Canby Group, Inc. was acquired for 150,000 common shares at $0.02 per share or $3,000 with no net assets.

On October 28, 2002, 100% of Food Safe, Inc., a Texas corporation, was acquired for 250,000 common shares of the Company valued at $5,000 in exchange for 100% of Food Safe’s shares. Food Safe was sold on October 29, 2003 to a publicly traded corporation (eFoodSafety.com, Inc.).  Aquentium received 500,000 (split 3 to 1 on December 8, 2003) restricted shares valued at $650,000 resulting in a gain of $645,000.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Audited)

NOTE 1:  BUSINESS AND HISTORY – (continued)

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

D. Reclassification

Certain prior year amounts have been reclassified to conform with current classifications. These reclassifications had no effect on net income. The presentation of the 2008 financial statements has been changed to separately present advances - related party and note payable - related party, as of September 30, 2008.

NOTE 2:  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a deficit of $2,053,522 and has not established revenues sufficient to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis

The Company uses the accrual method of accounting.

B.

Cash and cash equivalents

The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Audited)

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

C.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of September 30, 2008 and 2007, the Company had no issuable shares qualified as dilutive.  Had there been dilutive securities, they would be excluded from the loss per share calculation because their inclusion would be antidilutive.

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

F.     Revenue Recognition

The operating income received by the Company is rental income from the tenants leasing space in the building having been rented by the Company, which is outside the normal operations of the Company.

Revenue was recognized when it is received from the tenants and in accordance with the basic principal of Financial Accounting Concept No. 5 (SFAC No.5) and SAB-104.

During the year ended 2007, the Company was party to an arbitration hearing with the landlord pertaining to a building lease and the sub-lease of portions of the building to its sub-tenants.  On April 11, 2007, the arbitrator granted legal fees to the landlord in the amount of $47,000. On April 19, 2007 and June 29, 2007, amended notices of ruling were heard by the Superior Court of California, County of Riverside resulting in a judgment awarded on September 21, 2007 to the landlord of $146,917 including fees and interest. Additionally, on August 17, 2007 the landlord received a judgment against the Company of $29,692 pertaining to termination of the Company’s occupancy of the building (See Note 11: Commitments and Contingencies),

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Audited)

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

G.     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  There was no activity in the Company’s subsidiaries.

H.      Development Stage Company

The accompanying consolidated financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage  Enterprises".  A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue therefrom. Development stage companies report cumulative costs from the enterprise's inception.

NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES – AN INTERPRETATION OF FASB STATEMENT NO. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not impact our financial statements.

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE – AN INTERPRETATION OF FASB STATEMENT NO. 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement is not expected to effect the Company’s financial reporting.

In May of 2008, the FASB issued Statement No. 162, “THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Audited)

NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS – (continued)

In March 2008, the FASB issued SFAS No. 161, “DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” ("SFAS 161"). SFAS 161 is intended to improve financial  reporting  about  derivative  instruments  and hedging  activities by requiring  enhanced  disclosures to enable investors to better  understand their effects on an  entity's  financial  position,  financial  performance,  and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2009.  The Company does not expect there to be any impact of adopting SFAS 161 on its financial position, cash flows and results of operations as the Company does not currently have any derivative instruments or hedging activity and does not anticipate any in the near future.

In December 2007, the FASB issued SFAS No.  160, “NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51” ("SFAS No. 160"), which will change the  accounting  and reporting for minority  interests,  and will  be recharacterized  as non-controlling  interests  and  classified  as  a component of equity  within the  consolidated  balance  sheets.  SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Management does not expect there to be any impact of adopting SFAS 160 on its financial position as the Company does not currently have any ownership interest in other companies.

In February 2007, the FASB issued Statement No. 159, "THE FAIR VALUE OPTION FOR FINANCIALS ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact adopting this statement will have on the Company’s financials position or results of operations.

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

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Audited)

NOTE 5:  STOCK ISSUED

During the year ending September 30, 2008, 100,000 shares valued at $0.23 shares were issued for professional services. During the year ended September 30, 2007, 5,850,000 shares value between $0.0425 to $0.06 were issued for professional services consisting of:

The following table summarizes, by date, the stock transactions from inception through September 30, 2008:

Period/ Date of Share Issuance			Price per Share	Cost of Shares
	Description	Shares

06/29/02	Acquisition of subsidiaries	500,000	0.020	10,000
08/06/02	Acquisition of subsidiaries	250,000	0.020	5,000
09/09/02	Acquisition of subsidiaries	150,000	0.020	3,000
09/30/02	Shares issued for reverse merger	4,000,000	0.000	-
09/30/02	Preferred Shares converted common	1,000,000	0.000	-
09/30/02	Shares retained by shareholders	76,014	0.000	-
09/30/02	Shares issued for services	500,000	0.020	10,000

	2002 TOTAL	6,476,014		28,000

10/28/02	Acquisition of subsidiaries	250,000	0.020	5,000
09/30/03	Shares issued for settlement	2,000	0.020	40
09/30/03	Shares issued for services	2,160,000	0.020	43,200

	2003 TOTAL	2,412,000		48,240

03/12/04	Shares to be cancelled	(500,000)	0.000	-
09/30/04	Acquisition of subsidiaries	2,080,000	0.000	-
09/30/04	Shares issued for lease deposit	5,140	0.020	103
09/30/04	Shares issued as stock based compensation	3,000,000	0.020	60,000
09/30/04	Shares issued for services	1,007,000	0.020	20,140

	2004 TOTAL	5,592,140		80,243

09/30/05	Shares issued for patent/ licensing	200,000	0.020	4,000

	2005 TOTAL	200,000		4,000

10/03/05	Shares issued for services	5,000	0.020	100
10/03/05	Shares issued for services	5,000	0.020	100

10/15/05	Shares issued for services	200,000	0.020	4,000
10/31/05	Shares issued for services	500,000	0.020	10,000
11/25/05	Shares issued for services	3,500,000	0.020	70,000
12/01/05	Shares issued for services	25,000	0.020	500
12/09/05	Shares issued for services	2,800,000	0.020	56,000

	2006 TOTAL	7,035,000		140,700

08/27/07	Shares issued for funds	50,000	0.043	2,125
08/27/07	Shares issued for funds	200,000	0.043	8,500
09/07/07	Shares issued for services	5,500,000	0.043	233,750
09/20/07	Shares issued for licensing agreement	100,000	0.060	6,000
09/30/07	Shares issued in prior year not recorded	42,249	0.000	-

	2007 TOTAL	5,892,249		250,375

11/08/07	Shares issued for services	100,000	0.230	23,000

	2008 TOTAL	100,000		23,000

	ACCUMULATED TOTAL	27,707,403		574,558

NOTE 6: STOCK OPTIONS

On February 21, 2003, the Board of Directors established a Stock Option Plan and reserved 10,000,000 shares.  The option or exercise price cannot be less than 110% of the fair market value on the date of grant.  Fair market value is estimated at $0.020 per share, consequently the exercise price is $0.022.  The maximum term under the Plan for each option is three years.

On February 21, 2003, the Company's president was granted 10,000,000 shares exercisable at $0.01 per share.  The options expired on February 26, 2006.  None of the options had been exercised prior to their expiration.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and 2007 consisted of the following:

Furniture & Fixtures	$3,973

Less accumulated depreciation and amortization	(3,973)
$-

Depreciation expense for the years ended September 30, 2008 and 2007 were zero and $1,155, respectively.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Audited)

NOTE 8:  INCOME TAX

At September 30, 2008 and 2007, the Company had a federal operating loss carryforward of approximately $1,843,887 and $1,500,608, respectively, which expires in varying amounts between 2028 and 2027.

The provision for income taxes consisted of the following components for the years ended September 30:

	2008	2007
Current:
Federal	$ --	$ --
State	800	800
	--	--
Deferred:	$ 800	$ 800

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$ 645,360	$ 510,207
Stock-based compensation	95,681	85,128
Total deferred tax assets	741,042	595,334
Less: Valuation Allowance	(741,042)	(595,334)
Net Deferred Tax Assets	$ --	$ --

The valuation allowance for deferred tax assets as of September 30, 2008 and 2007 was $741,042 and $595,334, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2008 and 2007 and, accordingly, recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30:

	2008	2007
Federal statutory tax rate	(35.0)%	(34.0)%
State taxes, net of federal benefit	(8.8)%	(8.8)%
Change in valuation allowance	43.8%	42.8%

Effective tax rate	0.0%	0.0%

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Audited)

NOTE 9:  RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a.

Advanced $93,590 to the Company and affiliates through September 30, 2008.

b.

Recorded compensation of $240,000 as salary payable for each year ending September 30, 2008 and 2007 which are accrued and not paid. Total accrual as of September 30, 2008 and 2007 was $934,872 and $694,872, respectively.

c.

Exchanged the shares held by the Company as investment for unpaid compensation. (See

Note 12: Gain (Loss) on Sale of Investments)

During the year ending September 30, 2007, the Company issued Wall Street Marketing Group, Inc. 5,500,000 shares of common stock valued at $0.0425 for a total value of $233,750 for consulting services.  Mr. Taggatz is an officer of the Company.

During the year ended September 30, 2008 and 2007, Ozone Safe Foods, Inc. advanced to the Company $48,000 and $68,000, respectively. During the year ended 2007, $45,040 was paid towards the loan. The total note payable outstanding as of September 30, 2008 and 2007 was $134,960 and $86,960, respectively. Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Foods, Inc.

NOTE 10. NOTE PAYABLE AND ACCRUED INTEREST

The Company throughout the fiscal years 2008 and 2007 has received loans from Ozone Safe Foods, Inc. Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Foods. These advances are used for operational expenses in the normal course of business. Based on the date of advances and amount of each advance or repayment; interest has been imputed at an annual rate of six percent on the outstanding balance.  Interest in the amount of $11,273 and $4,759 has been accrued as of September 30, 2008 and 2007, respectively.

As a result of arbitration during the fiscal year ended 2007, a former landlord was rewarded a judgment against the Company totaling $ 177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. Interest in the amount of $12,407 has been accrued as of September 30, 2008. (See Note 11: Commitments and Contingencies).

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Audited)

NOTE 11: COMMITMENTS AND CONTINGENCIES

Effective September 1, 2004, the Company exercised an option to lease 84,772 square feet of a building on an average monthly basis of $31,897 per month.  The Company was assigned the lease rights of the other tenants in the building and collecting rents from those tenants.  For the years ending September 30, 2008 and 2007, the Company recorded lease expenses of $nil and $237,100, respectively, in connection with these leases.  The Company held an option to purchase the building for $5.1 million. The largest tenant in the building was eFoodsafety.com.

During the year ended 2007, the Company was party to an arbitration hearing with the landlord pertaining to the lease of the building and the sub-lease of portions of the building to its sub-tenants.  On April 11, 2007, the arbitrator granted legal fees to the landlord in the amount of $47,000. On April 19, 2007 and June 29, 2007, amended notices of ruling were heard by the Superior Court of California, County of Riverside resulting in a judgment awarded on September 21, 2007 to the landlord of $146,917 including fees and interest. Additionally, on August 17, 2007, the landlord received a judgment against the Company of $29,692 pertaining to termination of the Company’s occupancy of the building.

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of September 30, 2008, $177,247 has been accrued by the Company. No payments have yet to be made.

The Company accrued interest of $12,407 on the outstanding balance of the judgment for the year ending September 30, 2008 bringing the total accrued liability to $189,654.

On September 27, 2007, Aquentium, Inc. entered into a joint venture agreement with Mootah Energetic Pty, Ltd., a Republic of  Botswana company (“Mootah”).  Aquentium and Mootah agreed to jointly develop a mining concession granted to Mootah by the Republic of Botswana.

Prospecting License No. PL 163/2007 (“License”) was granted to Mootah on July 30, 2007, and on September 20, 2007, Aquentium issued 100,000 shares of common stock, valued at approximately $6,000, to Mootah in consideration for a 51% interest in that License.  The License provides for the exclusive right to prospect a 572.6 square kilometer area located in Southern Botswana for copper, nickel, lead, silver, gold, platinum group metals and uranium.  The initial term of the License is for a period of three years ending on June 30, 2010.  The Company may terminate the agreement if there is an unacceptable change in control of the government of Botswana.  In addition, the Company has an option to continue operations related to the License for a period of 25 years.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Audited)

NOTE 11: COMMITMENTS AND CONTINGENCIES – (continued)

On August 18, 2008, the Company signed a business development agreement with Megaros, Inc. Under the terms of the agreement Megaros will receive commissions starting at five (5) percent of the first $1,000,000 of the building contract, four (4) percent of the second $1,000,000 of the building contract, three (3) percent of the third $1,000,000 of the building contract, two (2) percent of the forth $1,000,000 of the building contract, and one (1) percent on the balance above $5,000,000 of building contract. All individual SIP sales are paid a commission of 7.5% percent of total sales of the Company’s products, to be paid either in cash or stock at the option of the Company.

NOTE 12:   GAIN (LOSS) ON SALE OF INVESTMENT

On June 30, 2006, the Company exchanged 1,500,000 shares of a publicly held company held as an investment.  The shares, valued at $0.25 per share or $375,000, were exchanged for accrued salary and advances to the Company due to an officer. The shares originally valued at $650,000 were written down to $375,000 resulting in a loss of $275,000.

NOTE 13: LEASE AGREEMENT

On August 22, 2007, Aquentium, Inc., entered into a Commercial Lease Agreement, with Halleck Family Trust, the landlord, for 5,000 square feet of light industrial and office space located in North Palm Springs, California.  The manufacturing area of this commercial space is over 4,000 square feet and serves our current needs.  The lease was effective September 1, 2007, and has a two year term, expiring on August 31, 2009.  Under the lease the base rent is $3,500 for the first twelve months, but the base rent may be adjusted in the second twelve month period based upon any increase in the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers.  In addition, per the Commercial Lease Agreement indicated above, Aquentium is required to carry liability insurance in the amount of $1 million.  For the year ended September 30, 2008, the Company did not maintain the required liability insurance. The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancellable lease terms as of September 30, 2008:\

                                                                              Fical Year

                               2009                                        $   38,500

                              Total                                         $   38,500

NOTE 14:   SUBSEQUENT EVENTS

In October 2008, the Company issued 16,500,000 shares of common stock to three entities for a total value of $418,200.  Of the shares issued, 16,300,000 were issued to related parties for services and reduction in advances by a related party.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Audited)

NOTE 14:   SUBSEQUENT EVENTS – (continued)

On October 11, 2008, the Company signed a Consulting and Business Development Agreement with an individual.  Under the terms of the agreement the Consultant will receive 1,250,000 S-8 shares of the Company’s common stock.  In addition, the Consultant will receive 2% of all gross sales for equipment, products or projects completed through his effort.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

As disclosed in our Form 10-QSB filed May 14, 2007, George Brenner, Certified Public Accountant, resigned as our independent registered public accounting firm on May 4, 2007.  On that same date we engaged De Joya Griffith & Company, LLC, Certified Public Accountants and Consultants, as our independent registered public accounting firm.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting and to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended September 30, 2008, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission “Internal Control - Integrated Framework,”  1992 (the “COSO Framework”) to evaluate the effectiveness of our internal control over financial reporting and based upon that framework, management has determined that our internal control over financial reporting is effective.

Our Chief Executive Officer determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only our management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

Item 3.02 Unregistered Sales of Equity Securities

On October 3, 2008, we issued an aggregate of 3,600,000 shares of common stock in consideration for marketing and consulting services.  We issued 100,000 shares to Charles Harding for services valued at approximately $2,550 and 3,500,000 shares to Sherry Wilson for services valued at approximately $89,250 as of October 3, 2008.  The value of the shares is discounted at 15% due to the shares being restricted.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On October 15, 2008, we issued 12,800,000 shares of common stock to Ozone Safe Food, Inc. for the conversion of debt totaling $146,234.  The value of the shares as of October 3, 2008 was $326,400.  The value of the shares is discounted at 15% due to the shares being restricted.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officer and director is listed below.  Our bylaws require three directors who serve until our next annual meeting or until each is replaced by a qualified director. We have two vacancies on our board of directors which we intend to fill at a later date.  Our executive officers are appointed by our board of directors and serve at its discretion.

Name	Age	Position Held	Director Term
Mark T. Taggatz	44	President, CEO, Secretary/Treasurer and Chairman of the Board	From April 2, 2002 until next annual meeting

Mark T. Taggatz was appointed Chairman of the Board on April 2, 2002, and he was appointed as President and Chief Executive Officer on April 15, 2002.  He assumed the duties of Secretary/Treasurer in May 2003.  He is the President of Wall Street Marketing Group, Inc., a public relations and sales and marketing company and he has been with that company since 1997.  He is also the President of Ozone Safe Food, Inc.  He previously served as President and CEO of eFoodSafety.com from September 2004 to August 2005.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and greater than ten-percent beneficial owners of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon review of the forms and representations furnished to us during the fiscal year ended September 30, 2008, we believe no forms were required to be filed during the 2008 fiscal year.

Code of Ethics

We have only one officer and director and minimal operations and, as a result, have not adopted a code of ethics for our principal executive and financial officers.  Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC and compliance with applicable governmental laws and regulations.

Audit Committee Financial Expert

We do not have an audit committee nor an audit committee financial expert.  Due to the fact that we have limited operations management does not believe an audit committee is required at this time.

Committees

We are a smaller reporting company with one director and executive officer who has an active role in our operations.   As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officer in all capacities during the past two fiscal years.  We have not entered into employment contracts with our executive officer and his compensation, if any, will be determined at the discretion of our board of directors.  We are unable to pay cash for services rendered by our principal executive officer, Mr. Taggatz, and accordingly, we have accrued his compensation for the past two fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
Mark T. Taggatz CEO	2008	$ 240,000 (1)	$ 0	$ 240,000
	2007	$ 240,000 (1)	$ 0	$ 240,000

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

Outstanding Equity Awards

Our executive officer does not have any outstanding equity awards as of September 30, 2008.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance as of September 30, 2008 under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$ 0	0
Equity compensation plans not approved by security holders	0	$ 0	10,000,000
Total	0	$ 0	10,000,000

2003 Stock Option Plan - On February 21, 2003, our board of directors approved the 2003 Stock Option Plan.  This plan has not been approved by our shareholders.  The plan provides for the grant of both incentive stock options pursuant to Section 422 of the Internal Revenue Code and non-qualified stock options.  The plan is administered by the full board of directors, which determines the terms of the options granted.  The board of directors may amend the plan without the approval of the shareholders, except shareholder approval is required for certain amendments described more fully in the plan.

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

As of the date of this filing, we do not have any outstanding options or rights under this plan.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Due to these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  The percentage of beneficial ownership is based on 45,357,403 shares of common stock outstanding as of December 31, 2008.

CERTAIN BENEFICIAL OWNERS
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Common stock	Advantage Link Inc. 31500 Grape Street, Suite 3401 Lake Elsinore, CA 92532	2,800,000 (1)	6.2
	Ozone Safe Food, Inc. P.O. Box 580490 North Palm Springs, CA 92258	12,800,000 (1)	28.2
	Taggatz Family Trust 31500 Grape Street, Suite 3401 Lake Elsinore, CA 92532	1,500,000 (1)	3.3
	Wall Street Marketing Group, Inc. P.O. Box 580490 North Palm Springs, CA 92258	9,000,000 (1)	19.8
	Sherry L. Wilson 29743 Vacation Drive Canyon Lake, CA 92587	5,678,025 (1)	12.5

MANAGEMENT
Title of class	Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Common stock	Mark T. Taggatz 19024 Ruppert Avenue North Palm Springs, CA 92258	35,319,525 (1)	77.9%

(1)

Represents 3,541,500 held by Mr. Taggatz; 5,678,025 shares held by his spouse; and the shares held by Advantage Link, Inc., Ozone Safe Food, Inc., Taggatz Family Trust and Wall Street Marketing Group, Inc., which Mr. Taggatz has sole power to vote and invest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following information summarizes transactions or proposed transactions in which we were a participant since the beginning of our 2007 fiscal year.  The following transactions between Aquentium and our present director and officer and his affiliates have been negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

During the fiscal year ended September 30, 2008, our President and Director, Mr. Taggatz, advanced $39,820 to Aquentium and its affiliates.  The total amount owing to Mr. Taggatz at September 30, 2008 for past advances was $93,590.

During 2008, Aquentium received advances of $48,000 from Ozone Safe Food, Inc.  Mr. Taggatz is the President, Director and majority shareholder of Ozone Safe Food, Inc.  During the year ended September 30, 2007, Aquentium received advances in the amount of $22,960 from Ozone Safe Food, Inc.  The advances were not granted under a formalized agreement with established interest rates and the total owed to Ozone Safe Food by Aquentium as of September 30, 2008 was $134,960.   On October 15, 2008, we issued 12,800,000 shares of common stock to Ozone Safe Food, Inc. for the conversion of debt totaling $146,234.  The value of the shares as of October 3, 2008 was $326,400.  The value of the shares is discounted at 15% due to the shares being restricted.

On October 3, 2008, Aquentium issued an aggregate of 3,500,000 shares of common stock to Sherry Wilson in consideration for marketing and consulting services valued at $89,250.  Ms. Wilson is the spouse of Mr. Taggatz.

On September 7, 2007, we issued 5,500,000 common shares to Wall Street Marketing Group, Inc. in consideration for investor relations services valued at $233,750.  Mr. Taggatz is the President of Wall Street Marketing Group, Inc.

Director Independence

We do not have any independent directors serving on our board of directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm De Joya Griffith & Company, LLC, Certified Public Accountants and Consultants.

	2008	2007
Audit fees	$ 14,000	$ 11,250
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

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

Pre-approval Policies

We do not have a standing audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an accounting firm before the accounting firm renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

No.

Description

3(i)

Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)

3(ii)

Restated by-laws of Aquentium (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed on February 13, 2003)

10.1

Commercial Lease Agreement between Aquentium and Halleck Family Trust, dated August 22, 2007 (Incorporated by reference to exhibit 10.1 for Form 8-K, filed on November 11, 2007)

10.2

Joint Venture Agreement between Aquentium and Mootah Energetic Pty Ltd, dated September 20, 2007 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed December 31, 2007)

10.3

Professional Marketing Fee and Additional Compensation between Aquentium and Ricardo Lorden, (Incorporated by reference to exhibit 10.1 to Form S-8 (File No. 333-147168), filed November 6, 2007)

10.4

Consultant and Business Development Agreement between Aquentium and Raymond Sabbaghi, dated October 11, 2008 (Incorporated by reference to exhibit 10.1 to Form S-8 (File No. 333-155536), filed November 20, 2008)

21.1

Subsidiaries of Aquentium, Inc.

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

AQUENTIUM, INC.

By:     /s/ Mark T. Taggatz

Mark T. Taggatz, President

Date:   January 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/    Mark T. Taggatz

Mark T. Taggatz

Chairman of the Board, President,

Chief Executive Officer, Secretary/Treasurer,

Principal Financial and Accounting Officer

Date:   January 12, 2009