Form 10-Q
period 2008-12-31
AQUENTIUM INC
filed 2009-02-17
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes   [X] No

As of February 9, 2009, the registrant had 45,357,403 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheet as of December 31, 2008 (unaudited) and September 30, 2008 (audited)

   Consolidated Statements of Operations for the Three Months Ended December 31, 2008 and 2007

      and from inception (April 30, 2001) to December 31, 2008 (unaudited)

   Consolidated Statements of Cash Flows for Three Months Ended December 31, 2008 and 2007

      and from inception (April 30, 2001) to December 31, 2008 (unaudited)

5

   Notes to Consolidated Financial Statements (unaudited)

7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

19

Item 4T.  Controls and Procedures

19

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 20

Item 6.  Exhibits

20

Signatures

21

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended December 31, 2008 and 2007, is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended December 31, 2008, are not necessarily indicative of results to be expected for any subsequent period.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Prepaid expense	$ 66,937	$ --

Total current assets	66,937	--

Total assets	$ 66,937	$ --

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$ 100	$ 5,114
Accrued interest	15,418	23,681
Accrued expense- litigation	177,247	177,247
Advances-related party	112,507	93,590
Note payable-related party	--	134,960
Salaries payable- related parties	815,356	934,872

Total current liabilities	1,120,628	1,369,464

Total liabilities	1,120,628	1,369,464

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 45,357,403
as of December 31, 2008 and 27,707,403 as of
September 30, 2008	226,787	138,537
Additional paid-in capital	912,971	545,521
Accumulated deficit during development stage	(2,193,449)	(2,053,522)
Total stockholders’ deficit	(1,053,691)	(1,369,464)

Total liabilities and stockholders’ deficit	$ 66,937	$ --

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			From
			Inception
	Three Months		(April 30,
	Ended		2001) to
	December 31,		December 31,
	2008	2007	2008

Income	$ --	$ --	$ --

General and administrative expenses	136,266	121,586	3,827,977
Depreciation	--	--	3,973

Loss from operations	(136,266)	(121,586)	(3,831,950)

Other income (expense)
Gain on sale of business	--	--	370,000
Rental income	--	--	1,471,279
Litigation settlement	--	--	(177,247)
Interest expense	(3,661)	(1,397)	(25,531)

Total other income (expense)	(3,661)	(1,397)	1,638,501

Net loss	$ (139,927)	$ (122,983)	$ (2,193,449)

Basic loss per common share	$ (0.00)	$ (0.00)

Basic weighted average number
of common shares outstanding	42,946,963	27,671,533

The accompanying notes are an integral part of the financial statements

                                                                        4

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			inception
			(April 30,
	Three Months		2001) to
	Ended December 31,		December 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$ (139,927)	$ (122,983)	$ (2,193,449)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	62,363	23,000	603,818
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Disposition of subsidiary	--	--	18,465
Stock options compensation	--	--	100,000
Impairment expenses	--	--	3,638
Changes in operating assets and liabilities:
Bank overdraft	--	290	--
Accrued expense-litigation payable	--	--	177,247
Accounts payable	(5,014)	7,908	100
Accrued interest	3,661	1,397	27,342
Related party payable	60,000	60,000	1,232,252

Net cash used in operating activities	(18,917)	(30,388)	(390,614)

Cash Flows From Investing Activities:
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(3,973)

Cash Flows From Financing Activities:
Note payable-related party	--	10,500	134,960
Advances – related parties	18,917	18,864	250,127
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	18,917	29,364	394,587

Net increase(decrease) in cash	--	(1,024)	--
Cash at beginning of period	--	1,024	--
Cash at end of period	$ --	$ --	$ --

The accompanying notes an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

From
inception
(April 30,
	Three Months		2001) to
	Ended December 31,		December 31.
	2008	2007	2008
Non-Monetary Transactions

Stock for services 4,850,000 shares and 100,000
shares issued at $ 0.0255 to $0.03 and at $0.023
per share respectively (net of prepaid $66,937)	$ 62,363	$ 23,000	$ 603,818

Stock for debt settlement 5,292,549 shares
issued at $0.0255 per share	$ 134,960	$ --	$ 135,000

Stock for accrued interest 467,631
shares issued at $0.0255 per share	$ 11,925	$ --	$ 11,925

Stock for officer salaries payable 7,039,820
shares issued $0.0255 per share	$ 179,515	$ --	$ 179,515

Stock for licensing agreement 100,000
shares issued at $0.06 per share	$ --	$ --	$ 6,000

Stock for acquisitions 1,150,000
shares issued at $0.02 per share	$ --	$ --	$ 23,000

Stock issue for salary 3,000,000
shares issued at $0.02 per share	$ --	$ --	$ 60,000

Stock for patent pending 4,000
shares issued at 1.00 per share	$ --	$ --	$ 4,000

Reduction of liability to a related
party by an exchange in investment	$ --	$ --	$ 375,000

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2008 included in our Annual Report on Form 10-K, filed on January 14, 2009. Certain reclassifications were made to conform to the current period presentation.

NOTE 2- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,193,449 and has not established revenues sufficient to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3- BUSINESS AND HISTORY

A.

Business

Aquentium, Inc. and subsidiaries (“Aquentium” or “the Company”) (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 4D “Development-Stage Company”) Its holdings include the design and development of solar panels, (Charis Energy Development, Inc.), the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc.) and (Aquentium DeMexico).  All the above companies were inactive during the three months ended December 31, 2008.

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

On April 2, 2002, Aries Ventures, Inc., (“Aries”) formerly Casmyn Corp. and holder of 100% of the 5% cumulative convertible preferred stock of WaterPur received 1,000,000 post split shares and 250,000 warrants in consideration for the release of any and all outstanding debts or claims that Aries has or may have against WaterPur.

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

Aquentium-Delaware, formerly WaterPur, entered into an asset purchase agreement with Duck Marine Systems, Inc. (a British Columbia Corporation) on May 7, 1999.  The agreement was rescinded April 2, 2002.

In connection with the above transactions, the officers and principal stockholders of Aquentium-Delaware, on one hand and Aquentium-Nevada on the other hand, effected a mutual release of any and all debts and claims that either party may have against each other.

In substance, the Aquentium-Delaware transaction is considered to be a capital transaction rather than a business combination.  Consequently, the transaction is considered a reverse takeover and the accounting treatment will be as if Aquentium-Nevada acquired Aquentium-Delaware.  Accordingly, these financial statements are the historical financial statements of Aquentium-Nevada.

On October 24, 2007, Aquentium formed Aquentium De Mexico, a Mexican subsidiary, to manufacture and market our low-cost housing model units in the Mexican Republic.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 12, 2003 FAST was disposed of for 500,000 ten dollar convertible preferred shares of Alpha Solarco, Inc. a publicly traded company.  The preferred shares can be converted into 5,000,000 common shares.  Alpha Solarco stock is thinly traded, therefore, no value was assigned to this transaction.  An $817 gain, measured by the accounts payable, cash reduction and $9,900 cost basis, was recognized.  In March 2004, the Company agreed to rescind the acquisition and sale of FAST by canceling the 500,000 shares of Aquentium common stock issued for the acquisition and FAST agreed to cancel the 500,000 ten-dollar convertible preferred shares.

On August 9, 2002, 100% of USA Public Auction, Inc. was acquired for 250,000 common shares at $0.02 per share or $5,000.  The Company acquired cash of $82 and organization costs of $4,280 (written off) resulting in goodwill of $638.

On September 9, 2002, 100% of Canby Group, Inc. was acquired for 150,000 common shares at $0.02 per share or $3,000 with no net assets.

On October 28, 2002, 100% of Food Safe, Inc. a Texas corporation was acquired for 250,000 common shares valued at $5,000 in exchange for 100% of Food Safe’s shares.  Food Safe was sold on October 29, 2003 to a publicly traded corporation (eFoodSafety.com Inc.).  Aquentium received 500,000 (split 3 to 1 on December 8, 2003) restricted shares valued at $650,000 resulting in a gain of $645,000.

On December 8, 2003, Charis Energy Development, Inc., a privately held company, was acquired for 1,000,000 restricted shares.  As there were no assets or liabilities, the acquisition is treated as a capital transaction instead of a business combination and no goodwill or other intangibles are recognized.

On January 27, 2004, Environmental Waste Management, Inc. a privately held company was acquired for 1,080,000 restricted shares.   As there were no assets or

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liabilities, the acquisition is treated as a capital transaction instead of a business combination and no goodwill or other intangibles are recognized.

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

C.   Development-Stage Company

The accompanying consolidated financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development- Stage Enterprises".  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue therefrom.  Development-stage companies report cumulative costs from the enterprise’s inception.

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

(Unaudited)

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No.161, “DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES” ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2009.  The Company does not expect there to be any impact of adopting SFAS 161 on its financial position, cash flows and results of operations as the Company does not currently have any derivative instruments or hedging activity and does not anticipate any in the near future.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51” ("SFAS No. 160"), which will change the accounting and reporting for minority interests, and will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008.Earlier adoption is prohibited. Management does not expect there to be any impact of adopting SFAS 160 on its financial position as the Company does not currently have any ownership interest in other companies.

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations (revised 2007)" ("SFAS 141 (R)"). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with the main difference being the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2010. We do not expect that the adoption of SFAS 141(R) will have a material impact on our financial condition or results of operation.

In February 2007, the FASB issued Statement No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 became effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact adopting this statement will have on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “FAIR VALUE MEASUREMENTS”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values.  The provisions of FAS 157 became effective as of the beginning of our 2009 fiscal year. Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6:  STOCK ISSUED

During the three months ended December 31, 2008, the following shares were issued:

•

On October 3, 2008, the Company issued 4,850,000 shares for services with a value of $129,300 ($0.0255-0.03 per share)

•

On October 16, 2008, the Company issued 5,292,549 shares in lieu of debt with a value of $134,960 ($0.0255 per share)

•

On October 16, 2008, the Company issued 467,631 shares issued for accrued interest with a value of $11,925 ($0.0255 per share)

•

On October 16, 2008, the Company issued 7,039,820 shares in lieu of officer’s salaries payable with a value of $179,515 ($0.0255 per share)

The value of the shares is discounted at 15% due to the shares being restricted.

During the period ended December 31, 2007, 100,000 shares of common stock were issued for services to one individual for a value of $ 23,000 ($0.23 per share).

NOTE 7- RELATED PARTY TRANSACTIONS

Mart T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)   Advanced $18,917 to the Company and affiliates for a total outstanding balance of $112,507 as of December 31, 2008.

b)   Recorded compensation of $60,000 as salary payable for each quarter ending December 31, 2008 and 2007 which are accrued but not paid.  Total salaries payable as of December 31, 2008 and September 30, 2008 was $815,356 and $934,872, respectively.

c)    Accepted 7,039,820 shares of common stock in lieu of salary payable totaling $179,515.

d)  Through Ozone Safe Food (OSF), of which Mr. Taggatz is an officer and majority shareholder, exchanged $134,960 of debt and $11,925 of accrued interest for 5,760,180 shares of common stock.

e) Issued 3,500,000 shares of common stock to a related party, the spouse of Mr. Taggatz, with a value of $89,250 for consulting fees for the fiscal year 2009. As of

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2008, $66,937 was capitalized as a prepaid expense which will be amortized over the next nine months.

NOTE 8 - NOTE PAYABLE AND ACCRUED INTEREST

The Company throughout the fiscal quarters in 2008 and 2007 has received advances from a related party, Ozone Safe Food, Inc. (“OSF”) Mr. Taggatz is the majority shareholder and an officer/ director of OSF.  These advances are used for operational expenses in the normal course of business. Based on the date of advances and amount of each advance or repayment; interest has been imputed at an annual rate of six percent on the outstanding balance.  On October 16, 2008, the Company issued 467,631 shares of common stock for the interest accrued through October 16, 2008 totaling $11,925.

The Company accrued interest of $3,010 for the outstanding judgment resulting in total interest accrued as of December 31, 2008 of $15,418. (See Note 9: Commitments and Contingencies)

NOTE 9- COMMITMENTS AND CONTINGENCIES

Effective September 1, 2004, the Company exercised an option to lease 84,772 square feet of building space on an average monthly basis of $31,897 per month.  The Company was assigned the lease rights of the other tenants in the building and collected rents from those tenants.  For the years ending September 30, 2008 and 2007, the Company recorded lease expenses of $nil and $237,100, respectively, in connection with these leases.  The Company had an option to purchase the building for $5.1 million.  The largest tenant in the building was eFoodsafety.com.

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of December 31, 2008, $177,247 for the judgment plus accrued interest of $15,418 has been accrued by the Company for a total liability of $192,665.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – JOINT VENTURES

On September 20, 2007, Aquentium, Inc. entered into a joint venture agreement with Mootah Energetic Pty, Ltd., a Republic of  Botswana company (“Mootah”). Aquentium and Mootah agreed to jointly develop a mining concession granted to Mootah by the Republic of Botswana.

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

NOTE 11 – FOREIGN SUBSIDIARY

On October 24, 2007, Aquentium formed Aquentium De Mexico, a Mexican subsidiary, to manufacture and market our low-cost housing model units in the Mexican Republic.  The Company hired an intermediary to do the necessary work for the legal formation and registration of the subsidiary in Mexico.  The Company paid the intermediary $10,000 as a service fee which included all expenses related to this matter.  In addition, the intermediary was granted 100,000 shares of the Company’s common stock.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Aquentium, Inc. is a holding company that seeks to grow its operations by acquiring or investing in viable businesses.  Our current operations consist of the manufacturing of ozone equipment for food and beverage processors, medical facilities, schools, and hotels.  We also manufacture structural insulated panels (SIP’s) for commercial and residential buildings.

Aquentium has completed its initial ozone research and development during the first fiscal quarter of 2009 and is now manufacturing ozone equipment for the food, beverage, medical, and hospitality industries.  Ozone applications include water treatment, plant sanitation, food processing, and air treatment.  Our ozone equipment is designed to improve the work environment for food and beverage processing plants as well as in schools, hospitals and hotels.

In September 2006, Aquentium opened its manufacturing facility for structural insulated panels (“SIP’s”).  Aquentium’s SIP’s can be used for both commercial and residential buildings.  Our two primary markets are the low cost, mass-housing market or commercial buildings.

Aquentium also utilizes new or decommissioned standard shipping containers as housing or building structures.  Aquentium's design is to incorporate SIP’s inside the shipping container in order to provide better insulation for those working or living in the container building structure.  For emergency applications, Aquentium can offer a solution that includes a 20 or 40 foot shipping unit.  One application is to use a standard 20x8 or 40x8 container for living or office uses.  A secondary application that allows for three times the normal space of a container is to transform the container into a rapidly deployable, expandable, and versatile shelter, home or office.  Presently, the market appears to be much greater for the non-expandable units.  Because of this, Aquentium will be more focused in the future on building container structures that do not have the expanding feature.

These container units are designed to accommodate not only housing applications but can also be offered as shelter for services such as deployable hospitals, stores, food commissaries, and a variety of other applications.  Since the housing or office units are developed from an industry standard shipping container, it can be quickly transported to any area in times of need.  The unit stacks seamlessly with other containers on transport ships, and can be easily placed onto trucks or trailers for transportation purposes.

During the 2008 fiscal year, management has primarily focused on the development of distribution channels for our SIP’s housing system and ozone equipment.  We have entered into exclusive and non-exclusive distribution agreements with independent third parties for the resale of our products in the United States and foreign countries.

Our goal in 2009 is to focus on sales of ozone equipment and also expand our manufacturing capabilities for our SIP’s and housing systems and provide those products to new distributors for resale throughout the world.  The Company continues to seek capital to expand each business quicker.  Orders for each product are typically custom built per order with partial payment to begin the manufacturing of each order.  Final payment for any purchase order is due prior to shipment.  With this practice in place, Aquentium is greatly reducing its account receivable cycle and greatly reducing its financial risk on any one transaction.

In January 2009, we announced that we intended to launch our waste-to-energy projects in Korea.  We will also be seeking waste-to-energy projects in other parts of the world as well.  The waste-to-energy projects appear to cost anywhere from $15 million (US) and up, depending on the capacity required.  The initial project in Korea is projected to cost approximately $240 million (US).

The consumption habits of modern consumer lifestyles are causing a huge worldwide waste problem.  Having overfilled local landfill capacities, many first world nations are now exporting their refuse to third world countries.  This is having a devastating impact on ecosystems and cultures throughout the world.  The enormous increase in the quantum and diversity of waste materials generated by human activity and their potentially harmful effects on the general environment and public health, have led to an increasing awareness about an urgent need to adopt scientific methods for safe disposal of wastes.

Aquentium intends to focus on new ways to recycle waste by generating electricity from landfill waste and pollution.  While there is an obvious need to minimize the generation of wastes and to reuse and recycle them, the technologies for recovery of energy from wastes can play a vital role in mitigating the problems.

Our success on the waste-to-energy projects will depend on our ability to obtain funding through equity and/or debt transactions.  However, with the downturn of the United States and world economies, we will encounter substantial competition for the limited financing that will be available in the market place.  If we are unable to obtain financing, then we will likely delay further business development of the waste-to-energy projects.

Although economic conditions around the world continue to deteriorate, Aquentium is still active in pursuing and identifying potential acquisitions or business opportunities outside its current scope of business.

Subsidiaries

Aquentium is also a holding company of six wholly-owned subsidiaries, which are development stage companies.  Our management serves both as a financial and professional business partner for our subsidiaries. Our role is to improve each subsidiary’s access to potential capital, help them benefit from the economies of scale through the consolidation of administrative functions, and to provide universal access to the financial and management expertise of each subsidiary's corporate personnel.

Aquentium De Mexico – this Mexican subsidiary was formed to manufacture and market our low-cost housing model units in the Mexican Republic. We also anticipate in the future that this subsidiary will open a manufacturing facility for SIP’s in Mexico.

Charis Energy Development, Inc. – is currently seeking to represent an operating solar manufacturing company or acquire new technology for the purpose of marketing solar energy panels in the states of California, Nevada and Arizona.

Canby Group, Inc. – this subsidiary intends to acquire operating companies or projects within the entertainment industry which may have products to license or distribute, but it currently does not have any projects.

Environmental Waste Management, Inc. – this subsidiary’s business plan is to enter into joint venture relationships with small recycling companies. This subsidiary has an operational Styrofoam recycling machine that condenses Styrofoam into blocks at a ratio of 20-1.  This subsidiary is currently inactive.

H.E.R.E. International, Inc. – holds the non-exclusive worldwide manufacturing and marketing rights for a patent related to a containerized habitable structure that can be transformed into a rudimentary home in the case of disaster. H.E.R.E. is also able to design and manufacture a standard non-expandable container for housing or office use.

USA Public Auction, Inc. – this company had developed proprietary software designed to operate an online auction website for new and used car dealerships.  This subsidiary is inactive.

Joint Ventures and Distributorships

Aquentium also has entered into joint ventures with third parties.  On September 27, 2007, Aquentium, Inc. entered into a joint venture agreement with Mootah Energetic Pty, Ltd., a Republic of Botswana company (“Mootah”).  Aquentium and Mootah agreed to jointly develop a mining concession granted to Mootah by the Republic of Botswana. This joint venture is in the exploration stage.  Aquentium has agreed to use its best efforts to raise the necessary capital to purchase and operate any and all equipment for the exploration and mining operations under the license.  Our management is seeking private funding for this joint venture.

Aquentium Hong Kong, Ltd. is a 50% joint venture with Mr. Chak Cheuk Kau, an individual who resides in Hong Kong.  The parties agreed that Aquentium-Hong Kong will manufacture, market and sell our products and/or services in Asia through 2014.  Aquentium Hong Kong is currently focused on identifying acquisitions for the company.

Liquidity and Capital Resources

At December 31, 2008, Aquentium had an accumulated deficit of $2,193,449 and recorded a net loss of $139,927 for the three month period ended December 31, 2008 (“2009 first quarter”).  We have not recorded revenues for the past two fiscal years.  Based on these factors there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Our basic operating cash requirements per month are approximately $10,000 and are primarily related to rent and office expense.  During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During the 2009 first quarter we recorded advances of $18,917 from our President, Mark T. Taggatz, compared to advances from Mr. Taggatz of $18,864 and a loan from Ozone Safe Food, Inc. of $10,500 for the three month period ended December 31, 2007 (“2008 first quarter”).  The advances and proceeds from the loans are used for operational expenses in the normal course of business.   We anticipate that Mr. Taggatz, or our stockholders, may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

We also issue shares of our common stock to pay for services and loans rather than use our limited cash.  During the 2009 first quarter, we issued an aggregate of 17,650,000 shares, valued at $455,700, in consideration for consulting services, salaries, and conversion of debt and interest.  (See Part II, Item 2, below).  During the 2008 first quarter, we issued 100,000 shares for professional services.  Management expects to continue to use our common stock to pay for acquisitions, services and agreements.  Any issuance of common stock will likely be pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Aquentium also carries a contingent liability related to a legal judgment.  Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord in August 2007, we moved to a new office.  As a result of the legal dispute with the landlord of the Tennant Desert property, we have accrued a contingent liability with interest of $192,665 related to the judgment awarded to the landlord of the Tennant Desert property against Aquentium.

We intend to rely on debt and equity financing, capital contributions from management and sales of our common stock to pay for costs, services, operating leases, litigation expense and future development of our business opportunities.  Accordingly, our focus for the next twelve months will be to obtain additional funding through debt or equity financing, but as of the date of this filing we have not finalized agreements for additional funding.  Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.  If we are unable to obtain financing, then expansion of manufacturing programs may be delayed and our subsidiaries may remain inactive.

Results of Operations

We did not record revenue in either the 2009 or 2008 first quarters.  Our general and administrative expenses increased in the 2009 first quarter compared to 2008 first quarter, primarily due to the issuance of common stock for services.  Management anticipates that as we increase production of our SIP’s products and expand our markets for our ozone equipment our general and administrative expenses will increase.  In addition, management anticipates net losses will continue while we develop our distribution methods for our products over the next two to three years.

Off Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective for the 2009 first quarter.  However, during the first quarter of 2009 we were unable to file our annual report for the period ended September 30, 2008, in a timely manner.  Preparation of the annual report occurs over the Christmas and New Year’s holidays and management was unable to provide the necessary information to the third parties in order to complete the annual report for the year ended September 30, 2008, in a timely manner.  Management plans to modify the deadlines used for the preparation of the financial and non-financial information for our future annual reports to avoid future late filings.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 3, 2008, we issued an aggregate of 3,600,000 shares of common stock in consideration for marketing and consulting services.  We issued 100,000 shares to Charles Harding for services valued at approximately $2,550 and we issued 3,500,000 shares to Sherry Wilson for consulting services valued at approximately $89,250.  The value of the shares is discounted at 15% due to the shares being restricted.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On October 15, 2008, we issued an aggregate of 12,800,000 shares of common stock to Ozone Safe Food, Inc.  Of these shares, 5,760,180 were issued to convert debt and interest of $146,885 payable to Ozone Safe Food, Inc. and 7,039,820 shares were issued for services valued at $179,515.  The value of the shares is discounted at 15% due to the shares being restricted.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS

Part I Exhibits

No.

Description

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

Part II Exhibits

No.

Description

3(I)

Restated Certificate of Incorporation of Aquentium, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, as amended, filed on February 13, 2003)

3(ii)

Restated Bylaws of Aquentium  (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed on February 13, 2003)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2009	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz Chairman of the Board, President, Chief Executive Officer, Secretary/Treasurer, Principal Financial and Accounting Officer