Form 10-Q
period 2009-03-31
AQUENTIUM INC
filed 2009-05-12
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 2009

or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                From transition period from ____ to ____

Commission File No.: 000-23402

AQUENTIUM, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	11-2863244 (I.R.S. Employer Identification No.)
19024 Ruppert Street, P.O. Box 580943, North Palm Springs, California (Address of principal executive offices)	92258 (Zip Code)
(760) 329-4139 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes   [X] No

As of May 1, 2009 the registrant had 45,357,403 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

     Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and September 30, 2008 (Audited)

3

     Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2009

and 2008 (Unaudited) and from inception (April 31, 2001) to March 31, 2009

4

     Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2009

and 2008 (Unaudited) and from inception (April 31, 2001) to March 31, 2009

5

     Notes to Consolidated Financial Statements (Unaudited)

7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

18

Item 4T.  Controls and Procedures

18

PART II – OTHER INFORMATION

Item 6.  Exhibits

19

Signatures

20

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended March 31, 2009 and 2008, is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended March 31, 2009, are not necessarily indicative of results to be expected for any subsequent period.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Prepaid expense	$ 44,625	$ --

Total current assets	44,625	--

Total assets	$ 44,625	$ --

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$ 7,906	$ 5,114
Accrued interest	18,428	23,681
Accrued expense-litigation	177,247	177,247
Advances-related party	131,038	93,590
Note payable-related party	--	134,960
Salaries payable-related party	875,357	934,872

Total current liabilities	1,209,976	1,369,464

Total liabilities	1,209,976	1,369,464

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 45,357,403
as of March 31, 2009 and 27,707,403
as of September 30, 2008	226,787	138,537
Additional paid-in capital	912,971	545,521
Accumulated deficit during development stage	(2,305,109)	(2,053,522)
Total stockholders’ deficit	(1,165,351)	(1,369,464)

Total liabilities and stockholders’ deficit	$ 44,625	$ --

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From
					Inception
					(April 30
	Three months		Six months		2001) to
	Ended March 31		Ended March 31		March 31
	2009	2008	2009	2008	2009

Income	$ --	$ --	$ --	$ --	$ --

Selling, general and
administrative expenses	108,649	81,882	244,915	203,468	3,936,626

Depreciation	-	-	--	--	3,973

Income (loss) from operations	(108,649)	(81,882)	(244,915)	(203,468)	(3,940,599)

Other income (expense)
Gain on sale of business	--	--	--	---	370,000
Rental income	--	--	--	--	1,471,279
Other expense	--	--	--	(211)	(177,247)
Interest expense	(3,010)	(1,647)	(6,672)	(3,045)	(28,542)

Total other income (expense)	(3,010)	(1,647)	(6,672)	(3,256)	1,635,490

Net loss	$ (111,659)	$ (83,529)	$ (251,587)	$ (206,724)	$ (2,305,109)
Loss per common share
basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic weighted average
Number of common
shares outstanding	45,357,403	27,707,403	44,152,183	27,689,271

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			inception
	Six Months		(April 30, 2001)
	Ended March 31,		to March 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net loss	$ (251,587)	$ (206,724)	$ (2,305,109)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	84,675	23,000	626,130
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Stock brought into capital	--	211	--
Disposition of subsidiary	--	--	18,465
Stock options compensation	--	--	100,000
Impairment expenses	--	--	3,638
Changes in operating assets and liabilities:
Bank overdraft	--	204	--
Accrued expense-litigation payable	--	--	177,247
Accounts payable	2,792	7,626	7,906
Accrued interest	6,671	3,044	30,352
Salaries payable-related party	120,001	120,000	1,292,253

Net cash used in operating activities	(37,448)	(52,638)	(409,145)

Cash Flows From Investing Activities:
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(3,973)

Cash Flows From Financing Activities:
Note payable-related party	--	30,500	134,960
Advances – related party	37,448	21,114	268,658
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	37,448	51,614	413,118

Net decrease in cash	--	(1,024)	--
Cash at beginning of period	--	1,024	--
Cash at end of period	$ --	$ --	$ --

The accompanying notes an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

From
inception
(April 30,
	Six Months		2001) to
	Ended March 31,		March 31,
	2009	2008	2009
Non-Monetary Transactions

Stock for services 4,850,000 shares and 100,000
shares issued at $ 0.0255 to $0.03 and at
$0.023 per share respectively (net of prepaid
$44,625)	$ 84,675	$ 23,000	$ 626,130

Stock for debt settlement 5,292,549 shares
issued at $0.0255 per share	$ 134,960	$ --	$ 135,000

Stock for accrued interest 467,631
shares issued at $0.0255 per share	$ 11,925	$ --	$ 11,925

Stock for officer salaries payable 7,039,820
shares issued $0.0255 per share	$ 179,515	$ --	$ 179,515

Stock for licensing agreement 100,000
shares issued at $0.06 per share	$ --	$ --	$ 6,000

Stock for acquisitions 1,150,000
shares issued at $0.02 per share	$ --	$ --	$ 23,000

Stock issue for salary 3,000,000
shares issued at $0.02 per share	$ --	$ --	$ 60,000

Stock for patent pending 4,000
shares issued at 1.00 per share	$ --	$ --	$ 4,000

Reduction of liability to a related
party by an exchange in investment	$ --	$ --	$ 375,000

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

NOTE 2- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,305,109 and has not established revenues sufficient to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3- BUSINESS AND HISTORY

A.

Business

Aquentium, Inc. and subsidiaries (“Aquentium” or “the Company”) (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 4C “Development-Stage Company”) Its holdings include the development of solar energy projects, (Charis Energy Development, Inc.), the recycling of styrofoam (Environmental Waste Management, Inc.) and the development of portable housing, office or emergency structures (HERE, Inc.) and (Aquentium DeMexico).  All of the above companies were inactive during the three months ended March 31, 2009.

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

On April 2, 2002, Aquentium, Inc. - Delaware acquired 100% of Aquentium, Inc., a Nevada corporation incorporated on April 30, 2001 (“Aquentium-Nevada”), in exchange for 4,000,000 shares of its common stock.  With this transaction the common stock of Aquentium, Inc.- Delaware outstanding was: 5,076,014 shares with 4,000,000 shares held by the Aquentium-Nevada shareholders, 1,000,000 held by Aries and the remaining shares of 76,014 (post reverse split 200 to 1) held by the former stockholders of WaterPur.

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

On March 12, 2003, FAST was disposed of for 500,000 ten dollar convertible preferred shares of Alpha Solarco, Inc., a publicly traded company.  The preferred shares can be converted into 5,000,000 common shares.  Alpha Solarco stock is thinly traded; therefore, no value was assigned to this transaction.  An $817 gain, measured by the accounts payable, cash reduction and $9,900 cost basis, was recognized.  In March 2004, the Company agreed to rescind the acquisition and sale of FAST by canceling the 500,000 shares of Aquentium common stock issued for the acquisition and FAST agreed to cancel the 500,000 ten-dollar convertible preferred shares.

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

In March 2004, Aquentium entered into 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture, market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of March 31, 2009, the joint venture has not entered into any formal agreements.

B.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  There was no activity in any of the subsidiaries.

C.   Development-Stage Company

The accompanying consolidated financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development-Stage Enterprises".  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from.  Development-stage companies report cumulative costs from the enterprise’s inception.

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

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE – AN INTERPRETATION OF FASB STATEMENT NO. 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement is not expected to affect the Company’s financial reporting.

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

NOTE 6:  STOCK ISSUED

During the six months ended March 31, 2009, the following shares were issued:

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

During the period ended March 31, 2008, 100,000 shares of common stock were issued for services to one individual for a value of $23,000 ($0.23 per share).

NOTE 7- RELATED PARTY TRANSACTIONS

Mart T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)   Advanced $37,448 to the Company and affiliates for a total outstanding balance of $131,038 as of March 31, 2009.

b)   Recorded compensation of $120,000 as salary payable for the six months ending March 31, 2009 and 2008 which are accrued but not paid.  Total salaries payable as of March 31, 2009 and September 30, 2008 was $875,357 and $934,872, respectively.

c)    Accepted 7,039,820 shares of common stock in lieu of salary payable totaling $179,515.

d)  Through Ozone Safe Food (OSF), of which Mr. Taggatz is an officer and majority shareholder, exchanged $134,960 of debt and $11,925 of accrued interest for 5,760,180 shares of common stock.

e)   Issued 3,500,000 shares of common stock to a related party, the spouse of Mr. Taggatz, with a value of $89,250 for consulting fees for the fiscal year 2009. As of March 31, 2009, $44,625 was capitalized as a prepaid expense which will be amortized over the next six months.

NOTE 8 - NOTE PAYABLE AND ACCRUED INTEREST

The Company throughout the fiscal quarters in 2008 and 2007 has received advances from a related party; Ozone Safe Food, Inc. (“OSF”). Mr. Taggatz is the majority shareholder and an officer/ director of OSF.  These advances are used for operational expenses in the normal course of business. Based on the date of advances and amount of each advance or repayment; interest has been imputed at an annual rate of six percent on the outstanding balance.  On October 16, 2008, the Company issued 467,631 shares of common stock for the interest accrued through October 16, 2008 totaling $11,925.

The Company accrued interest of $6,020 for the outstanding judgment resulting in total interest accrued as of March 31, 2009 of $18,428. (See Note 9: Commitments and Contingencies.)

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of March 31, 2009, $177,247 for the judgment plus accrued interest of $18,428 has been accrued by the Company for a total liability of $195,675.

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

Aquentium has completed its initial ozone research and development during the first fiscal quarter of 2009 and is now capable of manufacturing ozone equipment for the food, beverage, medical, and hospitality industries.  Ozone applications include water treatment, plant sanitation, food processing, and air treatment.  Our ozone equipment is designed to improve the work environment for food and beverage processing plants as well as in schools, hospitals and hotels.

Aquentium manufactures structural insulated panels (“SIP’s”) for both commercial and residential buildings.  Our two primary markets are the low cost, mass-housing market or commercial buildings.  Aquentium also utilizes new or decommissioned standard shipping containers as housing or building structures.  Aquentium's design incorporates SIP’s inside the shipping container in order to provide better insulation for those working or living in the container building structure.  For emergency applications, Aquentium can offer a solution that includes a 20 or 40 foot shipping unit.  One application uses a standard 20x8 or 40x8 container for living or office uses.  A second application allows for three times the normal space of a container, transforming the container into a rapidly deployable, expandable and versatile shelter, home or office.  Presently, the market appears to be much greater for the non-expandable units.  Because of this, Aquentium will be more focused in the future on building container structures that do not have the expanding feature.

These container units are designed to accommodate not only housing applications but can also be offered as shelter for services such as deployable hospitals, stores, food commissaries, and a variety of other applications.  Since the housing or office units are developed from an industry standard shipping container, they can be quickly transported to any area in times of need.  The unit stacks seamlessly with other containers on transport ships and can be easily placed onto trucks or trailers for transportation purposes.

Management is primarily focused on the development of distribution channels for our SIP’s housing system and ozone equipment.  We have entered into exclusive and non-exclusive distribution agreements with independent third parties for the resale of our products in the United States and foreign countries.

Our goal in 2009 is to focus on sales of ozone equipment and also expand our manufacturing capabilities for our SIP’s and housing systems and provide those products to new distributors for resale throughout the world.  The company continues to seek capital to expand each business.  Orders for each product are typically custom built per order with partial payment required to begin the manufacturing of each order.  Final payment for any purchase order is due prior to shipment.  With this procedure, Aquentium greatly reduces our account receivable cycle and reduces our financial risk on any one transaction.

In January 2009, we announced that we intended to launch our waste-to-energy projects in Korea.  We will also be seeking waste-to-energy projects in other parts of the world as well.  The waste-to-energy projects appear to cost anywhere from $15 million (US) and more, depending on the capacity required.  The initial project in Korea is projected to cost approximately $240 million (US).

The consumption habits of modern consumer lifestyles are causing a huge worldwide waste problem.  Having overfilled local landfill capacities, many first world nations are now exporting their refuse to third world countries.  This is having a devastating impact on ecosystems and cultures throughout the world.  The enormous increase in the quantity and diversity of waste materials generated by human activity and their potentially harmful effects on the general environment and public health, have led to an increasing awareness about an urgent need to adopt scientific methods for safe disposal of wastes.

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

Environmental Waste Management, Inc. – this subsidiary’s business plan is to enter into joint venture relationships with small recycling companies. This subsidiary has an operational Styrofoam recycling machine that condenses Styrofoam into blocks at a ratio of 20-to-1.  This subsidiary is currently inactive.

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

Liquidity and Capital Resources

At March 31, 2009, Aquentium had an accumulated deficit of $2,305,109 and recorded a net loss of $251,587 for the six month period ended March 31, 2009 (the “2009 six month period”).  We have not recorded revenues for the past two fiscal years.  Based on these factors there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During the 2009 six month period we received advances of $37,448 from our President, Mark T. Taggatz, compared to advances from Mr. Taggatz of $21,114 and a loan from Ozone Safe Food, Inc. of $30,500 for the six month period ended March 31, 2008 (the “2008 six month period”).  The advances and proceeds from the loans are used for operational expense in the normal course of business.   We anticipate that Mr. Taggatz, or our stockholders, may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

We also issue shares of our common stock to pay for services and loans rather than use our limited cash.  During the 2009 six month period, we issued an aggregate of 17,650,000 common shares, valued at $455,700, in consideration for consulting services, salaries, and conversion of debt and interest.  During the 2008 six month period we issued 100,000 shares valued at $23,000 for professional services.  Management expects to continue to use our common stock to pay for acquisitions, services and agreements.  Any issuance of common stock will likely be pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Aquentium also carries a contingent liability related to a legal judgment.  Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord in August 2007, we moved to a new office.  As a result of the legal dispute with the landlord of the Tennant Desert property, we have accrued a contingent liability with interest of $195,675 related to the judgment awarded to the landlord of the Tennant Desert property against Aquentium.

We intend to rely on debt and equity financing, capital contributions from management and sales of our common stock to pay for costs, services, operating leases, litigation expense and future development of our business opportunities.  Accordingly, our focus for the next twelve months will be to obtain additional funding through debt or equity financing, but as of the date of this filing we have not finalized agreements for additional funding.  Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.  If we are unable to obtain financing, then expansion of our manufacturing program may be delayed and our subsidiaries may remain inactive.

Results of Operations

We did not record revenue in either the 2009 or 2008 six month periods.  Our general and administrative expenses increased in the 2009 six month period and the three month period ended March 31, 2009 compared to the 2008 comparable periods primarily due to the issuance of common stock for services.  Management anticipates our general and administrative expenses will increase as we increase production of our SIP’s products and expand our markets for our ozone equipment.  In addition, management anticipates net losses will continue over the next two to three years as we develop our distribution methods for our products.

Off Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and based on that evaluation he concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2009 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 7, 2009	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz Chairman of the Board, President, Chief Executive Officer, Secretary/Treasurer, Principal Financial and Accounting Officer