Form 10-Q
period 2009-06-30
AQUENTIUM INC
filed 2009-08-14
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ____ to ____

Commission File No.: 000-23402

AQUENTIUM, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	11-2863244 (I.R.S. Employer Identification No.)
5188 Western Way, Perris, California (Address of principal executive offices)	92571 (Zip Code)
(760) 329-4139 (Registrant’s telephone number, including area code)
19024 Ruppert Street, P.O. Box 580943, North Palm Springs, California (Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes   [X] No

As of August 3, 2009, the registrant had 45,357,403 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

    Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and September 30, 2008 (Audited)

3

    Consolidated Statements of Operations for the Three and Nine Months

       Ended June 30, 2009 and 2008 (Unaudited) and

       from inception (April 31, 2001) to June 30, 2009

4

    Consolidated Statements of Cash Flows for the Nine Months

       Ended June 30, 2009 and 2008 (Unaudited) and

       from inception (April 31, 2001) to June 30, 2009

5

    Notes to Consolidated Financial Statements (Unaudited)

7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

18

Item 4T.  Controls and Procedures

18

PART II – OTHER INFORMATION

Item 6.  Exhibits

18

Signatures

19

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended June 30, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended June 30, 2009, are not necessarily indicative of results to be expected for any subsequent period.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Prepaid expense	$22,313	$--
Total current assets	22,313	--

Total assets	$22,313	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$14,048	$5,114
Accrued interest	21,438	23,681
Accrued expense-litigation	177,247	177,247
Advances-related party	138,411	93,590
Note payable-related party	--	134,960
Salaries payable-related party	935,356	934,872

Total current liabilities	1,286,500	1,369,464

Total liabilities	1,286,500	1,369,464

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005
authorized 100,000,000 shares, issued and
outstanding 45,357,403 as of June 30, 2009
and 27,707,403 as of September 30, 2008	226,787	138,537
Additional paid-in capital	912,971	545,521
Accumulated deficit during development stage	(2,403,945)	(2,053,522)
Total stockholders’ deficit	(1,264,187)	(1,369,464)

Total liabilities and stockholders’ deficit	$22,313	$--

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From
					Inception
					(April 30,
	Three Months Ended		Nine Months Ended		2001) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
Income	$--	$--	$--	$--	$--

Selling, general and
administrative expenses	95,827	70,296	340,742	273,764	4,032,453

Depreciation	--	--	--	--	3,973

Income (loss) from operations	(95,827)	(70,296)	(340,742)	(273,764)	(4,036,426)

Other income (expense)
Gain on sale of business	--	--	--	--	370,000
Rental income	--	--	--	--	1,471,279
Other expense	--	--	--	(211)	(177,247)
Interest expense	(3,010)	(1,764)	(9,681)	(4,809)	(31,551)

Total other income (expense)	(3,010)	(1,764)	(9,681)	(5,020)	1,632,481

Net loss	$(98,837)	$(72,060)	$(350,423)	$(278,784)	$(2,403,945)

Loss per common share basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average
Number of common shares
outstanding	45,357,403	27,707,403	44,547,993	27,689,271

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			Inception
			(April 1
	Nine months ended		2001) to
	June 30,		June 30,
	2009	2008	2009
Cash Flows From Operating Activities:
Net loss	$(350,423)	$(278,784)	$(2,403,945)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	106,987	23,000	648,442
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Stock brought into capital	--	211	--
Disposition of subsidiary	--	--	18,465
Stock options compensation	--	--	100,000
Impairment expenses	--	--	3,638
Changes in operating assets and liabilities:
Accrued expense-litigation payable	--	--	177,247
Accounts payable	8,934	75	14,048
Accrued interest	9,681	4,809	33,362
Salaries payable-related party	180,000	180,000	1,352,252

Net cash used in operating activities	(44,821)	(70,689)	(416,518)

Cash Flows From Investing Activities:
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(3,973)

Cash Flows From Financing Activities:
Note payable-related party	--	41,000	134,960
Advances – related party	44,821	28,665	276,031
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	44,821	69,665	420,491

Net decrease in cash	--	(1,024)	--
Cash at beginning of period	--	1,024	--
Cash at end of period	$--	$--	$--

The accompanying notes an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	Nine Months		From inception
	Ended June 30,		(April 30, 2001) to
	2009	2008	June 30, 2009
Non-Monetary Transactions

Stock for services 4,850,000 shares and 100,000
shares issued at $ 0.0255 to $0.03 and at $0.023 per
share, respectively (net of prepaid $22,313)	$ 106,987	$ 23,000	$ 648,442

Stock for debt settlement 5,292,549 shares
issued at $0.0255 per share	$ 134,960	$ --	$ 135,000

Stock for accrued interest 467,631
shares issued at $0.0255 per share	$ 11,925	$ --	$ 11,925

Stock for officer salaries payable 7,039,820
shares issued $0.0255 per share	$ 179,515	$ --	$ 179,515

Stock for licensing agreement 100,000
shares issued at $0.06 per share	$ --	$ --	$ 6,000

Stock for acquisitions 1,150,000
shares issued at $0.02 per share	$ --	$ --	$ 23,000

Stock issue for salary 3,000,000
shares issued at $0.02 per share	$ --	$ --	$ 60,000

Stock for patent pending 4,000
shares issued at 1.00 per share	$ --	$ --	$ 4,000

Reduction of liability to a related
party by an exchange in investment	$ --	$ --	$ 375,000

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

NOTE 2- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $ 2,403,945 and has not established revenues sufficient to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3- BUSINESS AND HISTORY

A.

Business

Aquentium, Inc. and subsidiaries (“Aquentium” or “the Company”) (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 4C “Development-Stage Company”) Its holdings include the design and development of solar energy projects, (Charis Energy Development, Inc.), the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc.) and (Aquentium De Mexico).  All the above companies were inactive during the nine months ended June 30, 2009.

B.  History

Aquentium Inc.-Delaware, formerly WaterPur International, Inc. was incorporated in the state of Delaware on April 3, 1987 as Arnex Investment Group, Ltd.  The corporation name was changed to Vector Environmental Technologies, Inc. in 1993 and then to WaterPur International, Inc. (“WaterPur”) in 1997. Up through September 30, 1997, WaterPur operated principally in one business segment, the development and sale of environmental technologies, primarily water purification.  WaterPur became an inactive shell as of September 30, 199 8.

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

(Unaudited)

NOTE 3- BUSINESS AND HISTORY – Continued

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

In substance, the Aquentium-Delaware transaction is considered to be a capital transaction rather than a business combination.  Consequently, the transaction is considered a reverse takeover and the accounting treatment as if Aquentium-Nevada acquired Aquentium-Delaware.  Accordingly, these financial statements are the historical financial statements of Aquentium-Nevada.

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

(Unaudited)

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

In March 2004, Aquentium entered into 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture, market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of June 30, 2009, the joint venture has not entered into any formal agreements.

B.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  There was no activity in any of the subsidiaries.

C.   Development-Stage Company

The accompanying consolidated financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by “Development-Stage Enterprises".  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from.  Development-stage companies report cumulative costs from the enterprise’s inception.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “THE FASB ACCOUNTING STANDARDS CODIFICATION AND HIERACRCHY OF GENERALLY ACCEPTED ACOUNTING PREINCIPLES,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending September 30, 2010. This will not have an impact on the consolidated results of the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “AMENDMENTS TO FASB INTERPRETATION NO. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2011. The Company does not expect that the adoption of SFAS 167 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “ACCOUNTING FOR TRANSFERS OF FINANCIAL, AN AMENDMENT TO SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2011. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “SUBSEQUENT EVENTS,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

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

(Unaudited)

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS - Continued

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

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS – Continued

In February 2007, the FASB issued Statement No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 became effective as of the beginning of our 2009 fiscal year. The adoption of SFAS No. 159 did not impact the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “FAIR VALUE MEASUREMENTS”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values.  The provisions of FAS 157 became effective as of the beginning of our 2009 fiscal year. Management believes that the adoption of SFAS No. 157 did not have a material impact on the consolidated financial results of the Company.

NOTE 6:  STOCK ISSUED

During the nine months ended June 30, 2009, the following shares were issued:

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

During the period ended June 30, 2008, 100,000 shares of common stock were issued for services to one individual for a value of $23,000 ($0.23 per share).

NOTE 7- RELATED PARTY TRANSACTIONS

Mart T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)   Advanced $44,821 to the Company and affiliates for a total outstanding balance of $138,411 as of June 30, 2009.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7- RELATED PARTY TRANSACTIONS - Continued

b)   Recorded compensation of $180,000 as salary payable for the nine months ending June 30, 2009 and 2008 which are accrued but not paid.  Total salaries payable as of June 30, 2009 and September 30, 2008 were $935,356 and $934,872, respectively.

c)    Accepted 7,039,820 shares of common stock in lieu of salary payable totaling $179,515.

d)  Through Ozone Safe Food (OSF), of which Mr. Taggatz is an officer and majority shareholder, exchanged $134,960 of debt and $11,925 of accrued interest for 5,760,180 shares of common stock.

e)   Issued 3,500,000 shares of common stock to a related party, the spouse of Mr. Taggatz, with a value of $89,250 for consulting fees for the fiscal year 2009. As of June 30, 2009, $22,313 was capitalized as a prepaid expense which will be amortized over the next three months.

NOTE 8 - NOTE PAYABLE AND ACCRUED INTEREST

The Company throughout the fiscal quarters in 2008 has received advances from a related party; Ozone Safe Food, Inc. (“OSF”). Mr. Taggatz is the majority shareholder and an officer/ director of OSF.  These advances are used for operational expenses in the normal course of business. Based on the date of advances and amount of each advance or repayment; interest has been imputed at an annual rate of nine percent on the outstanding balance.  On October 16, 2008, the Company issued 467,631 shares of common stock for the interest accrued through October 16, 2008 totaling $11,925.

The Company accrued interest of $3,010 for the outstanding judgment resulting in total interest accrued as of June 30, 2009 of $21,438. (See Note 9: Commitments and Contingencies)

NOTE 9- COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of June 30, 2009, $177,247 for the judgment plus accrued interest of $21,438 has been accrued by the Company for a total liability of $198,685.

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

Management is primarily focused on the development of distribution channels for our ozone equipment and SIP’s housing system.  We have entered into exclusive and non-exclusive distribution agreements with independent third parties for the resale of our products in the United States and foreign countries.  We continue to seek capital to expand each business, but with the downturn in the global economy, funding is more difficult to obtain.  If we are unable to obtain adequate funding for our business plans we may be required to delay or abandon them.

Ozone applications include water treatment, plant sanitation, food processing, and air treatment.  Our ozone equipment is designed to improve the work environment for food and beverage processing plants as well as in schools, hospitals and hotels.  During the 2009 third quarter we announced the development of our new MOS-1 mobile non-chemical sanitation system that eliminates or reduces bacteria and viruses.  We are currently seeking global distributors and/or joint venture partners to develop and market this product in the United States and internationally.

In addition to ozone equipment, Aquentium manufactures structural insulated panels (“SIP’s”) for both commercial and residential buildings.  Our two primary markets are the low cost, mass-housing market or commercial buildings.  In addition to SIP’s, Aquentium utilizes new or decommissioned standard shipping containers as housing or building structures.  Aquentium's design incorporates SIP’s inside the shipping container in order to provide better insulation for those working or living in the container building structure.  For emergency applications, Aquentium can offer a solution that includes a 20 or 40 foot shipping unit.  One application uses a standard 20 x 8 foot or 40 x 8 foot container for living or office space.  A second application allows for three times the normal space of a container, transforming the container into a rapidly deployable, expandable and versatile shelter, home or office; however, the market appears to be much greater for the non-expandable units.  Because of this, Aquentium intends to focus on building container structures that do not have the expanding feature.

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

In January 2009, we announced that we intended to launch waste-to-energy projects in Korea.  We will also be seeking waste-to-energy projects in other parts of the world as well.  The waste-to-energy projects appear to cost anywhere from $15 million (US) and more, depending on the capacity required.  The initial project in Korea is projected to cost approximately $240 million (US).

Waste-to-energy projects are important because consumption habits of modern consumer lifestyles are causing a huge worldwide waste problem.  Having overfilled local landfill capacities, many first world nations are now exporting their refuse to third world countries.  This is having a devastating impact on ecosystems and cultures throughout the world.  The enormous increase in the quantity and diversity of waste materials generated by human activity and their potentially harmful effects on the general environment and public health, have led to an increasing awareness about an urgent need to adopt scientific methods for safe disposal of wastes.

Aquentium intends to focus on new technologies to recycle waste by generating electricity from landfill waste and pollution.  While there is an obvious need to minimize the generation of wastes and to reuse and recycle them, the technologies for recovery of energy from wastes can play a vital role in mitigating the problems.  Our success on the waste-to-energy projects will depend on our ability to obtain funding through equity and/or debt transactions.  However, with the downturn of the United States and world economies, we will encounter substantial competition for the limited financing that will be available in the market place.  If we are unable to obtain financing, then we will likely delay further business development of the waste-to-energy projects.

Subsidiaries

Aquentium is also a holding company of six wholly-owned subsidiaries, which are development stage companies.  Our management serves both as a financial and professional business partner for our subsidiaries. Our role is to improve each subsidiary’s access to potential capital, help them benefit from the economies of scale through the consolidation of administrative functions, and to provide universal access to the financial and management expertise of each subsidiary's corporate personnel.  The subsidiaries were inactive during the 2009 nine month period.

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

Liquidity and Capital Resources

At June 30, 2009, Aquentium had an accumulated deficit of $2,403,945 and recorded a net loss of $350,423 for the nine month period ended June 30, 2009 (the “2009 nine month period”).  We have not recorded revenues for the past two fiscal years and based on these factors there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During the 2009 nine month period we received advances of $44,821 from our President, Mark T. Taggatz, and during the fiscal year 2008 Mr. Taggatz advanced $39,820 to the company.   The advances are used for operational expenses in the normal course of business.   We anticipate that Mr. Taggatz, or our stockholders, may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

We also issue shares of our common stock to pay for services and loans rather than use our limited cash.  During the 2009 nine month period, we issued an aggregate of 17,650,000 common shares, valued at $455,700, in consideration for consulting services, salaries, and conversion of debt and interest.  Management expects to continue to issue common stock to pay for acquisitions, services and agreements.  Any issuance of common stock will likely be pursuant to exemptions to the registration requirements provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Aquentium also carries a liability related to a legal judgment.  Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord in August 2007, we moved to a new office.  As a result of the legal dispute with the landlord of the Tennant Desert property, we have accrued a liability with interest of $198,685 related to the judgment awarded to the landlord of the Tennant Desert property.

We intend to rely on debt and equity financing, capital contributions from management and sales of our common stock to pay for costs, services, operating leases, litigation expense and future development of our business opportunities.  Accordingly, our focus for the next twelve months will be to obtain additional funding through debt or equity financing, but as of the date of this filing we have not finalized agreements for additional funding.  Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.  If we are unable to obtain financing, then expansion of our ozone distribution network and SIP’s manufacturing program may be delayed and our subsidiaries may remain inactive.

Results of Operations

We did not record revenue in either the 2009 or 2008 nine month periods.  Our general and administrative expenses increased in the 2009 nine month period and the 2009 third quarter compared to the 2008 comparable periods.  These increases were primarily due to the issuance of common stock for services in the 2009 periods.  Management anticipates our general and administrative expenses will increase when we launch full production of our SIP’s products and expand our markets for our ozone equipment.  Other expense increased in the 2009 interim periods compared to the 2008 comparable periods as a result of increased interest expense related to outstanding loans.  Management anticipates net losses will continue over the next two to three years as we develop our distribution methods for our products.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2009 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.

Joint Venture Agreement between Aquentium and Mootah Energetic Pty Ltd, dated September 20, 2007 (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed December 31, 2007)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2009	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz President Chief Executive Officer Principal Financial and Accounting Officer