Form 10-K
period 2009-09-30
AQUENTIUM INC
filed 2009-12-29
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number:   000-23402

AQUENTIUM, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2863244 (I.R.S. Employer Identification No.)
5188 Western Way, Perris, California (Address of principal executive offices)	92571 (Zip Code)

Registrant’s telephone number, including area code: (951) 657-8832

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

Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes [  ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $501,894.

The number of shares outstanding of the registrant’s common stock, as of December 21, 2009, was 45,357,403.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

9

Item 2.  Properties

10

Item 3.  Legal Proceedings

11

Item 4.  Submission of Matters to a Vote of Security Holders

11

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

             and Issuer Purchases of Equity Securities

11

Item 6.  Selected Financial Data

12

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

14

Item 8.  Financial Statements and Supplementary Data

14

Item9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

33

Item 9A(T).  Controls and Procedures

33

Item 9B.  Other Information

33

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

34

Item 11.  Executive Compensation

34

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

35

Item 13.  Certain Relationships and Related Transactions, and Director Independence

37

Item 14.  Principal Accounting Fees and Services

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

PART I

ITEM 1.  BUSINESS

General Development of Business

Aquentium, Inc. was incorporated in the state of Delaware in April 1987 as Arnex Investment Group, LTD.  The corporation name was changed to WaterPur International, Inc. in 1997.  On April 2, 2002, WaterPur International entered into an agreement to acquire Aquentium, Inc., a Nevada corporation incorporated on April 30, 2001.  The transaction was treated as a reverse acquisition and Aquentium, Inc. became the accounting survivor.  On May 7, 2002, WaterPur International changed its name to Aquentium, Inc.

Description of Business

Since 2002, Aquentium, Inc. has been structured as a holding company that seeks to acquire or invest in viable green technologies.   Our current operations consist of marketing distributorships for the resale of ozone equipment for food and beverage processors and marketing our process using structural insulated panels (SIP’s) for commercial and residential deployable buildings.  We are also a holding company for six wholly-owned subsidiaries, which are development stage companies without commercial operations.  Our management serves both as a financial and professional business partner for our subsidiaries.  Our role is to improve each subsidiary’s access to potential capital, help them benefit from the economics of scale through the consolidation of administrative functions, and to provide universal access to the financial and management expertise of each subsidiary's corporate personnel.

We continue to identify, locate and evaluate additional acquisitions.  Our focus for the next twelve months will be to obtain additional funding to develop and expand our marketing and manufacturing operations and new projects.   Our success will depend on our ability to obtain funding through equity and/or debt transactions.  However, with the downturn of the United States and world economies, we will encounter substantial competition for the limited financing that will be available in the market place.  If we are unable to obtain financing, then we will likely delay further business development of any of our products, marketing and other projects and joint ventures.  Potential investors must recognize that we have limited capital available for the development of our business plan and all risks inherent in a new and inexperienced enterprise are inherent in our plan to launch operations.

Products and Services

Ozone Equipment

Aquentium plans to become a full time manufacturer of ozone equipment with distributors marketing our equipment internationally; however, as of the date of this filing we have not obtained sufficient funding to launch manufacturing activities, nor finalized any distributor agreements.  Our ozone equipment is designed to improve food safety and improve the work environment for food and beverage processing plants.  It also may be used for water purification.

Ozone is a gas composed of three oxygen atoms in an unstable and highly reactive form.  Ozone naturally tends to seek its normal state, exhibiting a short half-life as it reverts to oxygen fairly rapidly.   Ozone is dissolved into water at precise concentrations for use as a safe spray disinfectant.  The solution kills pathogens and controls a broad spectrum of food borne and waterborne microorganisms.  Our ozone technology is an all natural solution that reduces or eliminates E. Coli 0157:H7 and other bacteria and viruses in processing plants for meat, poultry, seafood, fruit, vegetable and beverages.  Ozone does not react with organic matter, thus, it leaves no residue in the water or on the product, does not form any toxic byproducts and the water in which it is delivered can be filtered and reused.  This means no change in color or flavor results from the ozone treatment, unlike chlorine treatment.  In addition, ozone is unique in that it can be generated onsite from ambient air and on demand with no storage required.  It is an effective sanitizing agent that's economically produced and remarkably effective in applications involving food processing and equipment sanitizing.  Ozone technology is replacing conventional sanitation techniques such as chlorine, steam or hot water.

Ozone applications include water treatment, plant sanitation, food processing, and air treatment.  Our ozone equipment is designed to improve the work environment for food and beverage processing plants as well as in schools, hospitals and hotels.  During the 2009 third quarter we announced the development of our new MOS-1 mobile non-chemical sanitation system that eliminates or reduces bacteria and viruses.  We are currently seeking global distributors and/or joint venture partners to market this product in the United States and internationally.

Aquentium also offers exclusive distribution territories for the Sani-Dri ozone hand dryer, but currently does not have any distribution agreements in place.  These units have high speed blowers that blow-dry hands quickly and efficiently, and also help sanitize hands using the ozone technology.  This hand dryer is designed to reduce or eliminate airborne pathogens and microbials.  There are no buttons to press, repair or allow cross-contamination with surface contact.  Simply placing your hands under the Sani-Dri automatically activates the high speed blowers.  While your hands are being dried with the high powered streams of air, sanitizing ozone molecules are generated simultaneously.  This leaves your hands not only dry but free from bacteria and pathogens.  Since the Sani-Dri is able to effectively dry and help sanitize hands, it is well suited for restrooms in all industries.

Aquentium plans to rely upon distributor agreements with third parties to sell and market our ozone equipment throughout the world.  Generally, our distributor agreements provide that the distributor has an exclusive or non-exclusive marketing right in a specific geographical market and we agree to pay the distributor a discount based on each sale.  As of the date of this filing we have not recorded revenues from any distributor agreements.

The Food and Drug Administration approved ozone in bottled water in 1982 and granted a petition for use with fruits, vegetables, meat and poultry in June 2000.  The Environmental Protection Agency allows use of ozone with no reporting or record keeping.  The United States Department of Agriculture approved ozone as organic under the USDA Organic

Rule in 2000.  However, when ozone is inhaled it can damage lungs.  Ozone may cause respiratory problems in healthy individuals if inhaled and may worsen chronic respiratory diseases.  Accordingly, it is imperative that proper procedures are followed when using the ozone technology.

Structural Insulated Panels Housing System

In September 2006, Aquentium opened a manufacturing facility for structural insulated panels (“SIP’s”), but due to insufficient funding, management postponed any further manufacturing activities until we receive sufficient orders.   Aquentium’s SIP’s can be used for both commercial and residential buildings.  SIP’s are building panels for floors, walls and roofs, and consist of a thick core of rigid insulation sandwiched between two skins and bonded together with a structural adhesive.  The skins range from 0.026 to one inch thick and common materials used for the skins are fiber-cement, aluminum, oriented strand board, plywood, and drywall.  This composite construction forms a monolithic pre-stressed element with steel I-Beam properties.  An I-Beam has two flanges, where a SIP has the skins and a web.  The flange of an I-Beam is a small percentage of the I-Beam, but in a SIP the web (the foam) is up to 100% of the flange (skin).  The insulating core and two skins are flimsy and insubstantial by themselves, but when combined properly, the stressed skin principle transforms these elements into a rigid construction panel that requires no wood studs for structural support.  When a force is exerted on a SIP or an I-Beam, one surface is under compression while the opposite side is under tension.  The I-Beam will eventually give out, twist and bend well before the SIP will do so.  In our testing, SIP’s usually do not reach a total structural failure.  They do reach failure points, and then the loads can be built back up to a subsequent failure point without a total, non-supportive failure point.  Comparing the same tests on steel, lumber or block; when these materials reach a failure point they are destroyed.  The steel is bent, the lumber splinters and breaks, and the blocks implode and crumble; all resulting in a total structural failure.

Our SIP building system includes:

1.

Orient strand board laminated to an expanded polystyrene insulation core.

2.

Installation instructions (SIP panel layouts), and installation guide.

3.

Option to receive "site advisory service" to assist in an installation.

We offer a "Ready to Assemble" (RTA) option – The RTA process reduces construction time and improves efficiency.  We can manufacture SIP’s to the customer’s exact specifications and then deliver them to the location as a ready-to-assemble building system.

On August 18, 2008, Aquentium signed a business development agreement with Megaros, Inc.  Under the terms of the agreement Megaros will receive commissions related to building contracts using our SIP’s.  (See Part II, Item 7 “Commitments and Contingent Liabilities,” below).  As of the date of this filing we have not paid any commissions related to this agreement.

Deployable Housing

Our SIP’s are an integral part of the deployable housing structures we offer which are based upon a standard shipping container.  Our current focus is on obtaining funding to launch manufacturing and then market deployable housing internationally.  Aquentium uses a process in which new or decommissioned standard shipping containers can be used as housing or building structures.  Aquentium's design incorporates SIP’s inside the shipping container in order to provide better insulation for those working or living in the container building structure.  For emergency applications, Aquentium can offer a solution that includes a 20 or 40 foot shipping unit.  One application uses a standard 20 x 8 foot or 40 x 8 foot container for living or office space.  A second application allows for three times the normal space of a container, transforming the container into a rapidly deployable, expandable and versatile shelter, home or office.  However, the market appears to be much greater for the non-expandable units and because of this, Aquentium intends to focus on building container structures that do not have the expanding feature.

Once the structure has fulfilled its need in one location, it can be refolded and transported to another location.  These container units are designed to accommodate not only housing applications but can also be offered as shelter for services such as deployable hospitals, stores, food commissaries, and a variety of other applications.  Since the housing or office units are developed from an industry standard shipping container, they can be quickly transported to any area in time of need.  The unit stacks seamlessly with other containers on transport ships and can be easily placed onto trucks or trailers for transportation purposes.   Our primary markets for these structures are the low cost, mass-housing market or commercial buildings.

New Projects

Waste-to-Energy Projects

In January 2009, we announced that we intended to launch waste-to-energy projects in Korea.  We intend to also seek waste-to-energy projects in other parts of the world as well.  The waste-to-energy projects appear to cost anywhere from $10 million (US) and more, depending on the capacity required.  The initial projects in Korea are projected to cost approximately $240 million (US).  As of the date of this filing, we have not entered into any definitive agreements for these projects.

Waste-to-energy projects are important because consumption habits of modern consumer lifestyles are causing a huge worldwide waste problem.  Having overfilled local landfill capacities, many first world nations are now exporting their refuse to third world countries.  We believe this approach to waste management is having a devastating impact on ecosystems and cultures throughout the world.  The enormous increase in the quantity and diversity of waste materials generated by human activity and their potentially harmful effects on the general environment and public health, have led to an increasing awareness about an urgent need to adopt scientific methods for safe disposal of wastes.

Aquentium intends to focus on new technologies to recycle waste by generating electricity from landfill waste and pollution.  While there is an obvious need to minimize the generation of wastes and to reuse and recycle them, the technologies for recovery of energy from wastes can play a vital role in mitigating the problems.

Aquentium’s Subsidiaries

H.E.R.E. International, Inc. :  In November 2004, Aquentium acquired the exclusive worldwide manufacturing and marketing rights for a patent related to a containerized habitable structure that can be transformed into a rudimentary home in the case of disaster.  This patent is the basis for our deployable housing.  In November 2006, the exclusive license converted to a non-exclusive license under the terms of the agreement.  The licensing agreement provides that the worldwide manufacturing and marketing rights granted to Aquentium also include all future developments of products, trademarks, copyrights, patents and other intellectual property pertaining to the original patent.  Patents and certain other intellectual property shall be negotiated for a fee and used on a case by case basis.  This agreement expires simultaneously with the expiration of the patent or any extension or deviation of the patent.

In April 2006, Aquentium incorporated H.E.R.E International, Inc. in the state of Colorado.  “H.E.R.E.” stands for Housing & Emergency Relief Efforts.  This subsidiary was incorporated to market and manufacture our deployable housing structures.   As of September 30, 2009, this subsidiary does not have business operations.

Aquentium de Mexico:  On October 24, 2007, we incorporated Aquentium de Mexico, in the country of Mexico.  This wholly-owned subsidiary was formed to manufacture our SIP’s and deployable housing units in Mexico.  We intend to seek financing to manufacture and market our housing model units in Puebla, Yucatan, Quintana Roo, Veracruz and Chiapas.  These areas of Mexico have suffered major destruction due to hurricanes, rains and flooding.  As of September 30, 2009, this subsidiary does not have business operations.

Charis Energy Development, Inc.:  In December 2003, Aquentium acquired Charis Energy Development, Inc.  Charis Energy Development seeks solutions in the alternative energy sector.   Charis Energy Development is going to be the Aquentium subsidiary that specializes in the production of algae bio-fuels.  As of September 30, 2009, this subsidiary does not have business operations.

Canby Group:  In September 2002, Aquentium acquired Canby Group Inc.  Canby Group is an entertainment development stage company.  The business plan for this subsidiary is to acquire operating companies or projects within the entertainment industry or sector which may have products to license or distribute.  As of September 30, 2009, this subsidiary does not have business operations.

Environmental Waste Management, Inc.:  In January 2004, Aquentium acquired Environmental Waste Management, Inc.  This subsidiary has an operational Styrofoam recycling machine that condenses Styrofoam into blocks at a ratio of 20-1.  As of September 30, 2009, this subsidiary does not have business operations.

USA Public Auction, Inc.:  In August 2002, Aquentium acquired USA Public Auction, Inc., a privately held Nevada corporation.  This company had developed proprietary software designed to operate an online auction web site for new and used car dealerships.  As of September 30, 2009, this subsidiary does not have business operations.

Aquentium’s Joint Ventures

New American Energy Technologies:  On July 28, 2009 Aquentium entered into a joint venture agreement with Clinton Jim, an individual, to produce and harvest algae on 475.450 acres of land located near Standing Rock, New Mexico.  Mr. Jim agreed to provide the land and Aquentium agreed to secure funding for the proposed budget of $44 million (US) for the development of this project.  Under the agreement Aquentium provided an initial capital contribution of $15,000 to secure the use of the land and Aquentium agreed to manage the business operations.  Also, Mr. Jim will receive an annual payment of $250,000 once production begins.   If Aquentium fails to raise the necessary funding within 24 months of the effective date of the agreement, the joint venture agreement will become void.   The joint venture agreement may be terminated by an agreed buyout, or expiration of its term, through July 27, 2108.

Algae is uniquely suited to serve as the foundation for a new generation of renewable and low carbon transportation fuels.  Algae is one of nature’s most prolific and efficient photosynthetic organisms.  Nearly all of algae’s biomass is concentrated in the chloroplast, the engine that turns sunlight and carbon dioxide into organic carbon and algae does not expend energy growing stalks, roots, leaves or fruits.  This efficiency leads to a very high yield of oils.  We estimate that an algae crop can yield over 10,000 gallons of oil per acre and should emit approximately two-thirds less carbon dioxide than petroleum-based fuels.  Aquentium is pursuing funding for this project.

Mootah Energetic Pty, Ltd.:  On September 27, 2007, Aquentium, Inc. entered into a joint venture agreement with Mootah Energetic Pty, Ltd., a Republic of  Botswana company (“Mootah”).  Aquentium and Mootah agreed to jointly develop a mining concession granted to Mootah by the Republic of Botswana.  This joint venture is in the exploration stage and Aquentium is currently seeking capital to begin the exploration stage of this project.

Prospecting License No. PL 163/2007 (“License”) was granted to Mootah on July 30, 2007, and on September 20, 2007, Aquentium issued 100,000 shares of common stock, valued at approximately $6,000 that was expensed as of September 30, 2007, to Mootah in consideration for a 51% interest in that License.  (See Item 2, below, for a description of the License.)  As a joint venture partner, Aquentium has agreed to use its best efforts to raise the necessary capital to purchase and operate any and all equipment for the exploration and mining operations under the License.  We have also agreed to provide the staff to conduct the mining operations.  We will receive 51% of any net revenues for the operations and Mootah will receive 49% of any net revenues.

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

In addition, in December 2009 we announced that Aquentium had appointed Rakesh Rajagopol as managing director of our world wide mining operations.  Mr. Rajagopol is a member of the Association of Mining Analysts and has 12 years of experience in the mining, financial and commodity industries in Europe and Asia.  He will initially be responsible for the day-to-day operations of our mining activities and potential future mining acquisitions.  As of the date of this filing, a compensation arrangement has not been finalized with Mr. Rajagopol.

Aquentium Hong Kong, Ltd.:  In March 2004, Aquentium formed Aquentium Hong Kong, Ltd. as a 50% joint venture with Mr. Chak Cheuk Kau, an individual who resides in Hong Kong.  The parties agreed that Aquentium-Hong Kong will market and sell Aquentium’s products and/or services in Asia for a period of 10 years.  Aquentium Hong Kong is focused on marketing our ozone technology in Asia and finding potential acquisitions for Aquentium in Asia.

Other Business Opportunities

Our business plan is to seek, investigate, and, if warranted, acquire business opportunities which are profitable, or we anticipate will become profitable.  The selection of a business opportunity is complex and extremely risky and will be made by management in the exercise of its business judgment; however, our executive officer is not a professional business analyst.  (See Part III, Item 10, “Directors and Executive Officers,” below).  We cannot assure you that we will be able to identify and acquire a business opportunity which will ultimately prove to be beneficial to us and our stockholders.

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

Competition

We expect to encounter substantial competition in our effort to develop our SIP’s housing system and ozone equipment business operations and our projects, joint venture or subsidiaries’ business plans.  With the decline in the overall economic vitality in the United States, we anticipate that obtaining funding from any source will be difficult.  We will continue to seek funding from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals; however, if we are unsuccessful in our efforts to obtain funding we will likely delay or postpone the further development of our business operations.

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

Based on our current plan, we believe we may require at least $1 to $5 million dollars of additional financing within the next twelve months to expand our SIP and ozone operations, to satisfy our accrued legal settlements and to meet our obligations under our joint venture agreement with Mootah or any other new projects.  Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us.  In the current economy, we may not be able to obtain additional funds on acceptable terms.  If we are able to borrow funds, we could be forced to use a large portion of our future revenue to repay principal and interest on those funds.  If we issue our securities for capital, then the interests of our shareholders will be diluted.  If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans.

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

As of the date of this filing, we have one director and officer, Mr. Mark T. Taggatz, and he has other business interests to which he currently devotes attention, which include his primary employment.  He may be expected to continue to devote his attention to these other interests although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to Aquentium.

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

ITEM 2.  PROPERTIES

Principal Office Lease

In October 2009, we relocated our principal office to Perris, California after our prior lease expired.  Starting October 1, 2009 we sublease 8,000 square feet of office space for a three year term from Sani-Dri, Inc.  The rate is $0.50 per square foot per month in year one, $0.60 per square foot per month in year two and $0.75 per square foot per month in year three.  The building is a one level commercial office and manufacturing space, with a reception area and two offices.

Mining Joint Venture

Our joint venture agreement with Mootah, Prospecting License No. PL 163/2007 provides for the exclusive right to prospect for copper, nickel, lead, silver, gold, platinum group metals and uranium in a 572.6 square kilometer area located in Southern Botswana.  As of the date of this filing, we do not have information regarding prior mining operations or the existence of potential reserves in the License area.  The initial term of the License is for a period of three years, ending on September 30, 2010.  The holder of the License is required to pay an annual charge of approximately 2,863 Botswana Pula (BWP) to the Botswana Office of the Director of Geological Survey and required to incur the minimum annual expenditures outlined for a prospecting program.

The holder of the License is required by the Botswana government to conduct a prospecting program that satisfies minimum annual expenditures over a three year period.  The estimated costs are BWP400,000 (approximately $60,000 U.S. based upon the foreign exchange rate on September 30, 2008) in year one to be used to review the historical data of the License area and complete mapping and geological assessments.  In year two, the License holder should begin soil sampling, complete a detailed ground survey and begin drilling of priority targets.  The minimum annual expenditure for years two and three is BWP800,000 (approximately $120,000 U.S. based upon the foreign exchange rate on September 30, 2008) per year.  In year three, test drilling should continue and assays should be conducted for any mineral occurrences.  As of the date of this filing, we have not secured funding to satisfy the annual expenditure requirement for the first two years.  Management expects to spend more time in the near future on this project due to the recent rise in commodity prices

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this filing, we are not a party to any ongoing legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to the vote of our stockholders during the fourth quarter of the 2009 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock trade under the symbol “AQNM” and are listed on the OTC Bulletin Board.  Our common stock is thinly traded and we do not have an active trading market at the time of this filing.  The following table lists the range of the high and low bid price for our common stock for each quarter of the 2008 and 2009 fiscal years as reported by the OTC Bulletin Board.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low
December 31, 2007 March 31, 2008 June 30, 2008 September 30, 2008	$ 0.14 0.09 0.07 $ 0.12	$ 0.06 0.04 0.05 $ 0.09
December 31, 2008 March 31, 2009 June 30, 2009 September 30, 2009	$ 0.039 0.07 0.04 $ 0.16	$ 0.015 0.02 0.03 $ 0.025

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

Holders

As of September 30, 2009, we had 100 shareholders of record of our common stock, which does not include shares held in “street accounts” of securities brokers.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Overview

During the past year, Aquentium has actively expanded our operational focus to providing “green technologies” to businesses throughout the world.  During 2009 we introduced our MOS-1 ozone system for use in food processing, beverage processing, hotels, schools, hospitals, and veterinarian clinics.  We intend to market that product directly to businesses as well as sell directly to third party distributors.   On a daily operational basis the company plans to sell and market our complete line of ozone sanitation equipment.

We are also expanding our business in the area of alternative energy.  Currently, we are pursuing waste-to-energy projects throughout the world as well as the production of algae bio-fuels.  We have focused our efforts on bringing waste-to-energy solutions to the country of Korea and also to the country of China.  Management is excited about the worldwide demand for such technology.

We continue to market our SIPs and with this technology we are actively seeking real estate projects in the market of affordable living or commercial office buildings that could utilize our SIP system.

As part of the company’s original business model, we are actively seeking other businesses to acquire or invest in.  We plan to incorporate a mining company in the upcoming year to help capitalize on the rising interest in the precious metals market.

In summary, management continues to position the company in a way to best benefit from worldwide economic conditions, trends, events, and demand for new technologies.

Liquidity and Capital Resources

At September 30, 2009, Aquentium had an accumulated deficit of $2,509,744 and recorded a net loss of $456,222 for the year ended September 30, 2009.  We have not recorded revenues for the past two fiscal years and do not have cash or assets.  Based on these factors there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During fiscal year 2009 we received advances of $54,636 from our President, Mark T. Taggatz, compared to advances of $39,820 he provided in 2008.  Also, in 2008, Ozone Safe Food, a related party, advanced $48,000 to us.  (See Part III, Item 13 “Certain Relationships and Related Transactions . . .,” below.)  The advances are used for operational expenses in the normal course of business.  We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

Historically, we also issue shares of our common stock to pay for services and loans.  During fiscal year 2009 we issued an aggregate of 17,650,000 common shares, valued at $455,700, in consideration for consulting services, salaries, and conversion of debt and interest.  Of those shares 1,250,000 were issued in October 2008 to Raymond Sabbaghi in consideration for consulting services related to business development for our ozone equipment and housing system operations valued at approximately $37,500.  We also issued 12, 800,000 shares for accrued salaries and debt owed to Ozone Safe Food (See Part III, Item 13, below), and we issued 3,600,000 shares for marketing and consulting services.   During the 2008 fiscal year we issued 100,000 shares, valued at $23,000, for business development services related to Aquentium de Mexico.

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

Results of Operations

We did not record revenue in either 2009 or 2008.  Our general and administrative expenses increased in 2009 compared to 2008 primarily due to the issuance of common stock for services and debt in 2009.  Management anticipates our general and administrative expenses will increase when we launch full production of our SIP’s products and expand our markets for our ozone equipment or when we launch operations related to our projects and/or joint ventures.  Other expense decreased in 2009 compared to 2008 as a result of less interest expense related to outstanding loans.  Management anticipates net losses will continue over the next two to three years as we develop our distribution methods for our products.

Off-Balance Sheet Arrangements

None.

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord of the Tennant Desert property in August 2007 we moved to a new office.  As a result of the legal action brought by the landlord a judgment was filed against Aquentium and we have recognized an accrued a liability of $201,695, including interest, related to the judgment awarded to the landlord of the Tennant Desert property.

In August 2009 Aquentium agreed to secure an estimated $44 million (US) to fund the development of an algae bio-fuel production facility in the state of New Mexico.  As of the date of this filing, we have contributed $15,000 to secure the use of the land, but have not raised the necessary funds to move forward with this project.

Under the September 2007 joint venture agreement with Mootah, Aquentium has agreed to use its best efforts to raise the necessary capital to purchase and operate any and all equipment for the exploration and mining operations and provide the staff to conduct the mining operations for that joint venture.  The joint venture agreement includes an annual charge of approximately 2,863 BWP, plus minimum annual expenditures for two years equivalent to approximately $180,000 US, plus the launch of drilling operations. (See Part I, Item 1and Item 2, above.)  As of the date of this filing, we have not secured funding to satisfy the annual expenditure requirement for the first two years.

In August 2008, Aquentium entered into a business development agreement with Megaros, Inc. related to building contracts utilizing our SIP products.  Under the terms of the agreement Megaros will receive commissions starting at five percent of the first $1,000,000 of any building contract, four percent of the second $1,000,000 of any building contract, three percent of the third $1,000,000 of any building contract, two percent of the fourth $1,000,000 of any building contract, and one (1) percent on the balance above $5,000,000 of a building contract.  All individual SIP sales are paid a commission of 7.5% percent of total sales of our products, to be paid either in cash or stock at the option of the company.  As the date of this filing, we have not entered into any building contract which would require commissions to be paid to Megaros.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AQUENTIUM, INC. AND SUBSIDIARIES

(A Development Stage Company)

September 30, 2009 and 2008

Audited

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aquentium, Inc. and subsidiaries (a Delaware corporation)

(A Development Stage Company)

North Palm Springs, California

We have audited the accompanying consolidated balance sheets of Aquentium, Inc. and subsidiaries (A Development Stage Company) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2009 and 2008, and from inception (April 30, 2001) through September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aquentium, Inc. and subsidiaries (A Development Stage Company) as of September 30, 2009 and 2008, and the results of its operations and cash flows for the years ended September 30, 2009 and 2008, and from inception (April 30, 2001) through September 30, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ s/ De Joya Griffith & Company, LLC

Henderson, NV

December 22, 2009

2580 Anthem Village Drive, Henderson, NV  89052

Telephone (702) 588-5960 ● Facsimile (702) 588-5979

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	As of September 30,
	2009	2008

ASSETS
Current assets
Cash	$--	$--

Total current assets	--	--

Other assets
Investment in joint venture	15,000	--

Total other assets	15,000	--

Total assets	$15,000	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$24,708	$5,114
Accrued expense – litigation	177,247	177,247
Accrued interest	24,448	23,681
Advances-related parties	163,226	228,550
Salaries payable- related party	995,357	934,872

Total current liabilities	1,384,986	1,369,464

Total liabilities	1,384,986	1,369,464

Stockholders’ deficit
Preferred shares, par value $0.00001, 10,000,000 authorized
no shares issued and outstanding	--	--
Common stock, par value $0.005, 100,000,000 authorized
issued and outstanding as of September 30, 2009 and
September 30, 2008, respectively: 45,357,403 and 27,707,403	226,787	138,537
Additional paid-in capital	912,971	545,521
Accumulated deficit during the development stage	(2,509,744)	(2,053,522)

Total stockholders’ deficit	(1,369,986)	(1,369,464)

Total liabilities and stockholders’ deficit	$15,000	$--

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

			From Inception
	For Year Ended		April 30, 2001 to
	September 30,		September 30,
	2009	2008	2009

Income	$--	$--	$--

General and administrative expenses	443,497	347,357	4,135,208
Depreciation	-	--	3,973

Loss from operations	(443,497)	(347,357)	(4,139,181)

Other income (expense)
Gain (loss) on sale of
investment/business	--	--	370,000
Rental income	--	--	1,471,279
Expense – litigation settlement	--	--	(177,247)
Interest expense	(12,725)	(18,922)	(34,595)

Total other income (expense)	(12,725)	(18,922)	1,629,437

Net loss	$(456,222)	$(366,279)	$(2,509,744)

Loss per common share- basic	$(0.01)	$(0.01)

Basic weighted average number
of common shares outstanding	44,756,444	27,689,271

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2009

(AUDITED)

					Other
	Common Stock		Paid in	Accumulative	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Deficit

Founder's capital contribution	-	$ -	$ 500	$ -	$ -	$ 500
Capital contributed, office space	-	-	3,000	-	-	3,000
Common stock issued for reverse merger	4,000,000	20,000	(20,000)	-	-	-
Preferred stock converted	1,000,000	5,000	(5,000)	-	-	-
Common stock retained by shareholders April,
2002 for the acquisition of Aquentium,
Delaware valued at par value per share	76,014	380	(380)	-	-	-
Stock for services	500,000	2,500	7,500	-	-	10,000
Acquisitions of subsidiaries	900,000	4,500	13,500	-	-	18,000
Net (loss) for the period of April 30,
2001 through September 30, 2002	-	-	-	(61,987)	-	(61,987)

Balance September 30, 2002	6,476,014	32,380	(880)	(61,987)	-	(30,487)
Stock options compensation	-	-	100,000	-	-	100,000
Stock for services	2,160,000	10,800	32,400	-	-	43,200
Acquisition of subsidiaries	250,000	1,250	3,750	-	-	5,000
Debt settlement	2,000	10	30	-	-	40
Capital contributed, office space	-	-	3,000	-	-	3,000
Net (loss) for the year ended September 30, 2003	-	-	-	(259,910)	-	(259,910)

Balance September 30, 2003	8,888,014	44,440	138,300	(321,897)	-	(139,157)
Acquisition of subsidiaries	2,080,000	10,400	(10,400)	-	-	-
Lease deposit	5,140	26	77	-	-	103
Stock for services	1,007,000	5,035	15,105	-	-	20,140
Rescission of 2002 acquisition	(500,000)	(2,500)	2,500	-	-	-
Officer compensation	3,000,000	15,000	45,000	-	-	60,000
Capital contributed, office space	-	-	3,000	-	-	3,000
Net income for the year ended
September 30, 2004	-	-	-	391,123	-	391,123
Other comprehensive income (loss):
Unrealized loss on stock	-	-	-	-	(230,000)	(230,000)
Comprehensive income	-	-	-	-	-	-
					(Continued . . . )

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2009 (Continued)

					Other
	Common Stock		Paid in	Accumulative	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Deficit

Balance September 30, 2004	14,480,154	$ 72,401	$ 193,582	$ 69,226	$ (230,000)	$ 105,209
Stock for patent	200,000	1,000	3,000	-	-	4,000
Net loss for the year ended September 30, 2005	-	-	-	(242,875)	-	(242,875)
Other comprehensive income:
Unrealized loss on stock	-	-	-	-	(37,500)	(37,500)
Comprehensive income	-	-	-	-	-	-

Balance September 30, 2005	14,680,154	73,401	196,582	(173,649)	(267,500)	(171,166)
Comprehensive income	-	-	-	-	267,500	267,500
Stock for services	7,035,000	35,175	105,525	-	-	140,700
Net loss for year ended September 30, 2006	-	-	-	(780,184)	-	(780,184)

Balance September 30, 2006	21,715,154	108,576	302,107	(953,833)	-	(543,150)
Stock for services issued	5,750,000	28,750	215,625	-	-	244,375
Stock issued for license agreement	100,000	500	5,500	-	-	6,000
Booking common stock difference	42,249	211	(211)			--
Net loss for year ended September 30, 2007	-	-	-	(733,410)	-	(733,410)

Balance September 30, 2007	27,607,403	138,037	523,021	(1,687,243)	-	(1,026,185)
Stock for service	100,000	500	22,500	-	-	23,000
Net loss for year ended September 30, 2008	-	-	-	(366,279)	-	(366,279)

Balance September 30, 2008	27,707,403	138,537	545,521	(2,053,522)	-	(1,369,464)
Stock issued for services	4,850,000	24,250	105,050	-	-	129,300
Stock issued for debt	5,292,549	26,463	108,497	-	-	134,960
Stock issued for interest	467,647	2,338	9,587	-	-	11,925
Stock issued for salaries payable	7,039,804	35,199	144,316	-	-	179,515
Net loss for the year ended September 30, 2009	-	-	-	(456,222)	-	(456,222)

Balance September 30, 2009 (audited)	45,357,403	$ 226,787	$ 912,971	$ (2,509,744)	$ -	$ (1,369,986)

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

			From
			inception
			April 30,
	Year Ended		2001 to
	September 30,		September 30,
	2009	2008	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(456,222)	$(366,279)	$(2,509,744)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	129,300	23,000	670,755
Stock for joint venture	--	-	6,000
Realized investment loss (gain)	--	--	(370,000)
Disposition of subsidiaries	--	--	18,465
Impairment expenses	--	--	3,638
Stock option compensation	--	--	100,000
Changes in operating assets and liabilities:
Accrued expense-litigation settlement	--	--	177,247
Inventory	--	--	--
Accounts payable	19,595	(4,487)	24,708
Accrued interest	12,691	18,922	36,373
Accrued salary-officer	240,000	240,000	1,412,253

Net cash used in operating activities	(54,636)	(88,844)	(426,333)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in joint venture	(15,000)		(15,000)
Purchase of fixed asset	--	--	(3,973)

Net cash used in investing activities	(15,000)	--	(18,973)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan - affiliated company	--	48,000	134,960
Advances - related parties	69,636	39,820	300,846
Capital contribution - founder	--	--	500
Capital contribution - office space	--	--	9,000

Net cash provided by financing activities	69,636	87,820	445,306

NET CHANGE IN CASH	--	(1,024)	--

CASH AT BEGINNING OF YEAR	--	1,024	--

CASH AT END OF YEAR	$--	$--	$--

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Non-Monetary Transactions

Stock issued for debt 5,292,549 shares and 2,000,000 shares
respectively @ $0.0255 and $0.02 respectively	$134,960	$--	$135,000

Stock for interest 467,631 shares @ $0.0255	$11,925	$--	$11,925

1,150,000 common shares issued for acquisitions at $0.02 per share	$--	$--	$23,000

Stock for salary 7,039,820 shares and 3,000,000 shares
respectively issued at $0.0255 and$0.02 respectively	$179,515	$--	$239,515

Stock for licensing agreement 100,000shares issued at $0.06 per share	$--	$--	$6,000

Stock for acquisitions 1,150,000shares issued at $0.02 per share	$--	$--	$23,000

Stock issue for salary 3,000,000shares issued at $0.02 per share	$--	$--	$60,000

Stock for patent pending 4,000 shares @ $1.00 per share	$--	$--	$4,000

Reduction of liability to a related party by an exchange in investment	$--	$--	$375,000

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Audited)

NOTE 1:  BUSINESS AND HISTORY

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 2 H "Development Stage Company").  Its holdings include a public relations and consulting service and an early-stage entertainment division that will develop and license products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (USA Public Auction, Inc.), the research and development of alternative energy projects, (Charis Energy Development, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc.) and (Aquentium De Mexico).  All the above companies were inactive during fiscal year ending September 30, 2008 and 2009, however, See Note 1C, "Acquisitions and Dispositions" for additional information.

B.  History

Aquentium Inc., formerly WaterPur International, Inc. (the Company) was incorporated in the state of Delaware on April 3, 1987 as Arnex Investment Group, Ltd. (“Aquentium – Delaware”) Then the corporation name was changed to Vector Environmental Technologies, Inc. in 1993 and then to WaterPur International, Inc. in 1997. Up through September 30, 1997, WaterPur operated principally in one business segment, the development and sale of environmental technologies, primarily water purification.  WaterPur became an inactive shell as of September 30, 1998.

On April 2, 2002, Aries Ventures, Inc., formerly Casmyn Corp. and holder of 100% of the 5% cumulative convertible preferred stock of WaterPur received 1,000,000 post split shares and 250,000 warrants in consideration for the release of any and all outstanding debts or claims that Aries had or may have had against WaterPur.

On April 2, 2002 Aquentium - Delaware acquired 100% of Aquentium, Inc., a Nevada corporation incorporated on April 30, 2001 (“Aquentium-Nevada”), in exchange for 4,000,000 shares of its common stock.  With this transaction the common stock of Aquentium -Delaware outstanding was: 5,076,014 shares with 4,000,000 shares held by the Aquentium shareholders, 1,000,000 shares held by Aries and the remaining shares of 76,014 (post reverse split 200 to 1) held by the former stockholders of WaterPur.

Aquentium – Delaware, formerly WaterPur, entered into an asset purchase agreement with Duck Marine Systems, Inc. (a British Columbia Corporation) on May 7, 1999.  The agreement was rescinded April 2, 2002.

In connection with the above transactions the officers and principal stockholders of Aquentium - Delaware, on one hand and Aquentium - Delaware and its subsidiary, Aquentium - Nevada, on the other hand, effected a mutual release of any and all debts and claims that either party may have against each other.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Audited)

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

September 30, 2009

(Audited)

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

C.

Loss per share

Net loss per share is provided in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC 205) "Earnings per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities of which the Company has none outstanding.

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

F.     Revenue Recognition

Revenue is recognized when it is received in accordance with the basic FASB ASC 605-10 “Revenue Recognition”.  The Company received no revenue for the years ending September 30, 2009 and 2008.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Audited)

G.     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  There was no activity in the Company’s subsidiaries.

H.      Development Stage Company

The accompanying consolidated financial statements have been prepared in accordance with the FASB ASC 915-205 "Development-Stage Entities".  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception.

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FASB ASC 105, The FASB Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the Securities and Exchange Commission.  The Codification became effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification when referring to GAAP for the fiscal period ending September 30, 2009.  The adoption of the Codification did not have an impact on the Company’s financial position or results of operations.

On May 28, 2009 the FASB announced the issuance FASB ASC 855, “ Subsequent Events”. FASB ASC 855 should not result in significant changes in the subsequent events that an entity reports. Rather, FASB ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

NOTE 4:  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,509,744 and has no revenues to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Audited)

NOTE 5:  STOCK ISSUED

On November 8, 2007, the Company filed a Form S-8 registering 100,000 shares of common stock for distribution for fees.

In the year ending September 30, 2008, 100,000 shares at $0.023 per shares were issued for professional services.

In October 2008, the Company issued 16,400,000 shares of common stock to 3 entities for a total value of $418,200.  Of the shares issued, 3,500 were issued to Sherry Wilson, spouse of Mark Taggatz for services and 12,800,000 were issued to Ozone Safe Foods, of which Mr. Taggatz is an officer and majority shareholder, as a reduction in advances by this related party. Shares valued at $91,800 were issued for services and shares valued at $326,400 were issued as payment for related party advances.

On October 11, 2008, the Company signed a Consulting and Business Development Agreement with an individual.  Under the terms of the agreement the Consultant received 1,250,000 S-8 shares of the Company’s common stock valued at $37,500.  In addition, the Consultant will receive 2% of all gross sales for equipment, products or projects completed through his efforts.

The following table summarizes, by date, the stock transactions from inception through September 30, 2009:

Period/ Date of Share Issuance			Price per Share	Cost of Shares
	Description	Shares
06/29/02	Acquisition of subsidiaries	500,000	0.020	$ 10,000
08/06/02	Acquisition of subsidiaries	250,000	0.020	5,000
09/09/02	Acquisition of subsidiaries	150,000	0.020	3,000
09/30/02	Shares issued for reverse merger	4,000,000	0.000	-
09/30/02	Preferred Shares converted common	1,000,000	0.000	-
09/30/02	Shares retained by shareholders	76,014	0.000	-
09/30/02	Shares issued for services	500,000	0.020	10,000
	2002 TOTAL	6,476,014		$ 28,000

10/28/02	Acquisition of subsidiaries	250,000	0.020	$ 5,000
09/30/03	Shares issued for settlement	2,000	0.020	40
09/30/03	Shares issued for services	2,160,000	0.020	43,200
	2003 TOTAL	2,412,000		$ 48,240

continued

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Audited)

Period/ Date of Share Issuance	Description	Shares	Price per Share	Cost of Shares
03/12/04	Shares to be cancelled	(500,000)	$ 0.000	$ -
09/30/04	Acquisition of subsidiaries	2,080,000	0.000	-
09/30/04	Shares issued for lease deposit	5,140	0.020	103
09/30/04	Shares issued as stock based compensation	3,000,000	0.020	60,000
09/30/04	Shares issued for services	1,007,000	0.020	20,140
	2004 TOTAL	5,592,140		$ 80,243

09/30/05	Shares issued for patent/ licensing	200,000	0.020	$ 4,000
	2005 TOTAL	200,000		$ 4,000

10/03/05	Shares issued for services	5,000	0.020	$ 100
10/03/05	Shares issued for services	5,000	0.020	100
10/15/05	Shares issued for services	200,000	0.020	4,000
10/31/05	Shares issued for services	500,000	0.020	10,000
11/25/05	Shares issued for services	3,500,000	0.020	70,000
12/01/05	Shares issued for services	25,000	0.020	500
12/09/05	Shares issued for services	2,800,000	0.020	56,000
	2006 TOTAL	7,035,000		$ 140,700

08/27/07	Shares issued for funds	50,000	0.043	$ 2,125
08/27/07	Shares issued for funds	200,000	0.043	8,500
09/07/07	Shares issued for services	5,500,000	0.043	233,750
09/20/07	Shares issued for licensing agreement	100,000	0.060	6,000
09/30/07	Shares issued in prior year not recorded	42,249	0.000	-
	2007 TOTAL	5,892,249		$ 250,375

11/08/07	Shares issued for services	100,000	0.230	$ 23,000
	2008 TOTAL	100,000		$ 23,000

continued

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Audited)

Period/ Date of Share Issuance	Description	Shares	Price per Share	Cost of Shares
10/03/08	Shares issued for service	100,000	$0.0255	$ 2,550
10/03/08	Shares issued for service	3,500,000	0.0255	89,250
10/03/08	Shares issued for service	1,250,000	0.0300	37,500
10/16/08	Shares issued for debt	5,292,549	0.0255	134,900
10/16/08	Shares issued for interest	467,647	0.0255	11,925
10/16/08	Shares issued for salaries payable	7,039,804	0.0255	179,515
	2009 TOTAL	17,650,000		$ 455,700

	ACCUMULATED TOTAL	45,357,403		$1,030,258

NOTE 6:  INCOME TAX

At September 30, 2009 and 2008, the Company had a federal operating loss carryforward of approximately $2,509,744 and $2,053,522, respectively, which expires in varying amounts between 2029 and 2028.

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$ 863,898	$ 720,706
Stock-based compensation	235,370	178,737
Total deferred tax assets	1,099,268	899,443
Less: Valuation Allowance	(1,099,268)	(899,443)

Net Deferred Tax Assets	$ --	$ --

The valuation allowance for deferred tax assets as of September 30, 2009 and 2008 was $1,099,268 and $899,443, respectively.   In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2009 and 2008 and, accordingly, recorded a full valuation allowance

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Audited)

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30:

	2009	2008

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(8.8)%	(8.8)%
Change in valuation allowance	43.8%	43.8%

Effective tax rate	0.0%	0.0%

NOTE 7:  RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board, had the following transactions with the Company:

a.

Advanced a total of $163,226 to the Company as of September 30, 2009.

b.

Recorded compensation of $240,000 as salary payable for each year ending September 30, 2009 and 2008 which are accrued and not paid totaling $995,357 and $934,872 as of September 30, 2009 and 2008, respectively.

c.

Exchanged the shares held by the Company as investment for unpaid compensation. (See

Note 11: Gain (Loss) on Sale of Investments)

During the year ended September 30, 2008, Ozone Safe Food, Inc advanced to the Company $48,000 bringing the total advanced to $134,960 of which shares were issued as payment on October 16, 2008 (see additional information below). Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food.

During the year ending September 30, 2009, the Company issued shares to related parties as follows:

•

5,760,196 shares to Ozone Safe Food for debt and interest on debt totaling $146,885

•

Through Ozone Safe Food (OSF), of which Mr. Taggatz is an officer and majority shareholder, exchanged $134,960 of debt and $11,925 of accrued interest for 5,760,180 shares of common stock.

•

3,500,000 shares of common stock to a related party, the spouse of Mr. Taggatz, with a value of $89,250 for consulting fees.

NOTE 8: INTEREST EXPENSE

The Company throughout the fiscal year 2008 has received advances from Ozone Safe Foods, Inc.  Mr. Taggatz is the majority shareholder, officer, and director of Ozone Safe Food, Inc. These advances are used for operational expense in the normal course of business. Based on the date of advances and amount of each advance or repayment; interest has been imputed at an annual rate of six percent on the outstanding balance.  Interest in the amount of $11,925 was accrued through September, 2009. During 2009 the Company issued shares to Ozone Safe Foods for the debt and interest owed Ozone Safe Foods by the Company (See Note 7: Related Party Transactions)

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Audited)

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance totaling $24,448 and $12,407 as of September 30, 2009 and 2008, respectively. (See Note 9: Commitments and Contingencies)

NOTE 9: COMMITMENTS AND CONTINGENCIES

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of building space on an average monthly basis of $31,897 per month.  The Company was assigned the lease rights of the other tenants in the building and collected rents from those tenants.  For the years ending September 30, 2009 and 2008, the Company recorded no lease expense in connection with these leases.  The Company had an option to purchase the building for $5.1 million. The largest tenant in the building was eFoodsafety.com.

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of September 30, 2009, $177,247 for the judgment plus accrued interest of $24,448 has been accrued by the Company for a total liability of $201,695.

The Company accrued interest of $24,448 on the outstanding balance of the judgment as of September 30, 2009 bringing the total accrued liability to $201,695.

NOTE 10: JOINT VENTURES

On September 27, 2007, Aquentium, Inc. entered into a joint venture agreement with Mootah Energetic Pty, Ltd., a Republic of  Botswana company (“Mootah”).  Aquentium and Mootah agreed to jointly develop a mining concession granted to Mootah by the Republic of Botswana.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Audited)

Prospecting License No. PL 163/2007 (“License”) was granted to Mootah on July 30, 2007, and on September 20, 2007, Aquentium issued 100,000 shares of common stock, valued at approximately $6,000 (was expensed as of September 30, 2007), to Mootah in consideration for a 51% interest in that License.  The License provides for the exclusive right to prospect a 572.6 square kilometer area located in Southern Botswana for copper, nickel, lead, silver, gold, platinum group metals and uranium.  The initial term of the License is for a period of three years, ending on June 30, 2010.  The Company may terminate the agreement if there is an unacceptable change in control of the government of Botswana.  In addition, the Company has an option to continue operations related to the License for a period of 25 years.

On August 18, 2008, the Company signed a business development agreement with Megaros, Inc. Under the terms of the agreement Megaros will receive commissions starting at five (5) percent of the first $1,000,000 of sales and decreasing one (1) percent for each 41,000,000 of additional sales of the Company’s products.

On July 28, 2009 the Company signed a joint venture agreement with an individual for the production and harvesting of algae on property owned by the individual.  Under the terms of the agreement the Company is required to raise substantial capital within twenty four months of the date of the agreement plus manage the joint venture on behalf of both parties.  The Company is obligated to a one-time fee of $15,000, which has been paid, plus an annual fee of $250,000 payable to the individual.

NOTE 11:   GAIN (LOSS) ON SALE OF INVESTMENT

On June 30, 2006, the Company exchanged 1,500,000 shares of a publicly held company held as an investment.  The shares, valued at $0.25 per share or $375,000, were exchanged for accrued salary and advances to the Company due to an officer. The shares originally valued at $650,000 were written down to $375,000 resulting in a loss of $275,000.

NOTE 12: LEASE AGREEMENT

On August 22, 2007, Aquentium, Inc entered into a Commercial Lease Agreement, with Halleck Family Trust, the landlord, for 5,000 square feet of light industrial and office space located in North Palm Springs, California.  The manufacturing area of this commercial space is over 4,000 square feet and serves our current needs.  The lease was effective September 1, 2007, and expired on August 31, 2009.  Under the lease the base rent is $3,500 for the first twelve months, but the base rent may be adjusted in the second twelve month period based upon any increase in the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers.  In addition, Aquentium is required to carry liability insurance in the amount of $1 million. For the year ended September 30, 2008, the Company did not maintain the required liability insurance. The Company has accrued a payable for unpaid rent of $17,500 as of September 30, 2009.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Audited)

NOTE 13: SUBSEQUENT EVENTS

On October 1, 2009, the Company entered into a lease agreement with Sani-Dri.  The Company has exclusive distribution territories for the Sani-Dri ozone hand dryer. Under the terms of the agreement the Company is subleasing 8,000 square feet of commercial office and warehouse space for three years. They will pay the affiliate rent of $4,000 per month through the year ending September 30, 2010; $4,800 per month for year two ending September 30, 2011 and $6,000 per month for year three ending September 30, 2012.

Management evaluated all activity of the Company through December 22, 2009 (the date Financial Statements are available to be issued).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

During the most two recent fiscal years we have not had a change of, nor a disagreement with, our independent registered public accounting firm.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our Chief Executive Officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

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

For the year ended September 30, 2009, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is effective.

Our management has also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding management’s report on internal control over financial reporting.  The management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only the management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

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

Name	Age	Positions Held	Director Term
Mark T. Taggatz	45	President, CEO, Secretary/Treasurer, and Chairman of the Board	From April 2, 2002 until next annual meeting

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and greater than ten-percent beneficial owners of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon review of the forms and representations furnished to us during the fiscal year ended September 30, 2009, we believe Mr. Taggatz failed to timely file two Forms 4 related to two transactions.

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

Audit Committee

We are a smaller reporting company with one director and executive officer who has an active role in our operations.   As a result, we do not have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table shows the compensation paid to our named executive officer in all capacities during the past three fiscal years.  We have not entered into employment contracts with our executive officer and his compensation, if any, will be determined at the discretion of our board of directors.  We are unable to pay cash for services rendered by our principal executive officer, Mr. Taggatz, and accordingly, we have accrued his compensation for the past three fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	All Other Compensation	Total
Mark T. Taggatz CEO	2009	$ 240,000 (1)	$ 0	$ 240,000
	2008	$ 240,000 (1)	$ 0	$ 240,000
	2007	$ 240,000 (1)	$ 0	$ 240,000

(1) Represents accrued salary.

Our CEO accrued salary for the year ended September 30, 2009 and has salary payable totaling $995,357 at 2009 year end.  We have not entered into an employment contract with our executive officer and his compensation, if any, will be determined at the discretion of our board of directors, of which he is the sole director.

We do not offer retirement benefit plans to our executive officer, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance as of September 30, 2009 under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders.

[Table follows]

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Due to these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  The percentage of beneficial ownership is based on 45,357,403 shares of common stock outstanding as of December 21, 2009.

[Table follows]

CERTAIN BENEFICIAL OWNERS
Title of class	Name and address of beneficial owners	Amount and nature of beneficial ownership	Percent of class
Common	Advantage Link Inc. 31500 Grape Street, Suite 3401 Lake Elsinore, CA 92532	2,800,000	6.2
Common	Ozone Safe Food, Inc. P.O. Box 580490 North Palm Springs, CA 92258	12,800,000	28.2
Common	Taggatz Family Trust 31500 Grape Street, Suite 3401 Lake Elsinore, CA 92532	1,500,000	3.3
Common	Wall Street Marketing Group, Inc. P.O. Box 580490 North Palm Springs, CA 92258	9,000,000	19.8
Common	Sherry L. Wilson 29743 Vacation Drive Canyon Lake, CA 92587	5,678,025	12.5

MANAGEMENT
Title of class	Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common	Mark T. Taggatz	35,319,525 (1)	77.9

(1)  Represents 3,541,500 held by Mr. Taggatz; 5,678,025 shares held by his spouse; and the shares held by Advantage Link, Inc., Ozone Safe Food, Inc., Taggatz Family Trust and Wall Street Marketing Group, Inc., which Mr. Taggatz has sole power to vote and invest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following information summarizes transactions or proposed transactions in which we were a participant since the beginning of our 2009 fiscal year.  The following transactions between Aquentium and our present director and officer and his affiliates have been negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

In October 2009, we entered into a lease agreement with Sani-Dri, Inc. to sublease for a period of three years office space in the building Sani-Dri leases.  The President of Sani-Dri, Inc. is Sherry Wilson, the spouse of our President and Director, Mark T. Taggatz.  Aquentium will pay Sani-Dri rent of $4,000 for the year ending September 30, 2010; $4,800 for year two ending September 30, 2011 and $6,000 for year three ending September 30, 2012.

During the fiscal year ended September 30, 2009, Mr. Taggatz, advanced $54,636 to Aquentium and its affiliates. As of September 30, 2009, $148,226 was due to Mr. Taggatz for advances to Aquentium and its affiliates.

On October 15, 2008, we issued 12,800,000 shares of common stock to Ozone Safe Food, Inc. for the conversion of debt and for services.   Aquentium’s CEO, Mr. Taggatz, is the President, Director and majority shareholder of Ozone Safe Food, Inc.  Of the 12,800,000 shares, 5,760,196 shares converted debt and interest of $146,885 and 7,039,804 shares were issued in consideration for salaries totaling $179,515.  The value of the shares was discounted at 15% due to the shares being restricted.

On October 3, 2008, Aquentium issued an aggregate of 3,500,000 shares of common stock to Sherry Wilson in consideration for marketing and consulting services valued at $89,250.  Ms. Wilson is the spouse of Mr. Taggatz.

Director Independence

Our director is not an independent director as defined by Nasdaq Stock Market Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm, De Joya Griffith & Company, LLC, Certified Public Accountants and Consultants.

	2008	2009
Audit fees	$ 14,000	$ 11,350
Audit related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

Restated Bylaws of Aquentium (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed on February 13, 2003)

10.1

Joint Venture Agreement between Aquentium and Mootah Energetic Pty Ltd, dated September 20, 2007 (Incorporated by reference to exhibit 10.3 to Form 10-KSB, filed December 31, 2007)

10.2

Lease Agreement between Aquentium and Sani-Dri, Inc., effective October 1, 2009

21.1

Subsidiaries of Aquentium (Incorporated by reference to exhibit 21.1 to Form 10-KSB, filed January 14, 2009)

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

Date:   December 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Mark T Taggatz

Mark T. Taggatz

Chairman of the Board, President,

Chief Executive Officer, Secretary/Treasurer,

Principal Financial and Accounting Officer

Date:   December 28, 2009