Form 10-Q
period 2009-12-31
AQUENTIUM INC
filed 2010-02-16
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
(951) 657-8832 (Registrant’s telephone number, including area code)

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

[   ] Yes   [X] No

As of February 9, 2010, the registrant had 45,357,403 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended December 31, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended December 31, 2009, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

,

	December 31, 2009	September 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Total current assets	$ --	$ --

Other assets	--
Investment in joint venture	15,000	15,000
Total assets	$ 15,000	$ 15,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$ 31,355	$ 24,708
Accrued interest	27,458	24,448
Accrued expense- litigation	177,247	177,247
Advances-related party	165,459	163,226
Accrued rent-related party	14,400	--
Salaries payable- related party	1,055,357	995,357

Total current liabilities	1,471,276	1,384,986

Total liabilities	1,471,276	1,384,986

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 45,357,403
as of December 31, 2009 and 45,357,403 as of
September 30, 2009	226,787	226,787
Additional paid-in capital	912,971	912,971
Accumulated deficit during development stage	(2,596,034)	(2,509,744)
Total stockholders’ deficit	(1,456,276)	(1,369,989)

Total liabilities and stockholders’ deficit	$ 15,000	$ 15,000

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			From Inception
	Three Months Ended		(April 30, 2001)
	December 30,		to December 31
	2009	2008	2009

Income	$ --	$ --	$ --

Selling, general and administrative expenses	83,244	136,266	4,218,452

Depreciation	-	-	3,973

Income (loss) from operations	(83,244)	(136,266)	(4,222,425)

Other income (expense)
Gain on sale of business	--	--	370,000
Rental income	--	--	1,471,279
Other expense	--	--	(177,247)
Interest expense	(3,046)	(3,661)	(37,641)

Total other income (expense)	(3,046)	(3,661)	1,626,391

Net loss	$ (86,290)	$ (139,927)	$ (2,596,034)

Loss per common share - basic	$ (0.00)	$ (0.00)

Basic weighted average umber
of common shares outstanding	45,357,403	42,946,963

    The accompanying notes are an integral part of the financial statements

                                                          4

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			inception
	Three Months		(April 30, 2001)
	Ended December 31,		to December 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net loss	$ (86,290)	$ (139,927)	$ (2,596,034)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	--	62,363	670,755
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Stock brought into capital	--	--	--
Disposition of subsidiary	--	--	18,465
Stock options compensation	--	--	100,000
Impairment expenses	--	--	3,638
Changes in operating assets and liabilities:
Accrued rent	14,400	--	14,400
Accrued expense-litigation payable	--	--	177,247
Accounts payable	6,647	(5,014)	31,354
Accrued interest	3,010	3,661	39,383
Salaries payable-related party	60,000	60,000	1,472,253

Net cash used in operating activities	(2,233)	(18,917)	(428,566)

Cash Flows From Investing Activities:
Investment in joint venture			(15,000)
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(18,973)

Cash Flows From Financing Activities:
Note payable-related party	1,633	--	136,593
Advances – related party	600	18,917	301,446
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	2,233	18,917	447,539

Net decrease in cash	--	--	--
Cash at beginning of period	--	--	--
Cash at end of period	$ --	$ --	$ --

The accompanying notes an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

From
inception
	Three Months		(April 30, 2001)
	Ended December 31,		to December 31,
	2009	2008	2009
Non-Monetary Transactions

Stock for services 4,850,000 shares
shares issued at $ 0.0255 to $0.03
per share respectively (net of prepaid $66,937)	$ --	$ 62,363	$ 626,130

Stock for debt settlement 5,292,549 shares
issued at $0.0255 per share	$ --	$ 134,960	$ 135,000

Stock for accrued interest 467,631
shares issued at $0.0255 per share	$ --	$ 11,925	$ 11,925

Stock for officer salaries payable 7,039,820
shares issued $0.0255 per share	$ --	$ 179,515	$ 239,515

Stock for licensing agreement 100,000
shares issued at $0.06 per share	$ --	$ --	$ 6,000

Stock for acquisitions 1,150,000
shares issued at $0.02 per share	$ --	$ --	$ 23,000

Stock issue for salary 3,000,000
shares issued at $0.02 per share	$ --	$ --	$ 60,000

Stock for patent pending 4,000
shares issued at 1.00 per share	$ --	$ --	$ 4,000

Reduction of liability to a related
party by an exchange in investment	$ --	$ --	$ 375,000

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

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2009 included in our Annual Report on Form 10-K, filed on December 29, 2009.

NOTE 2- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,596,034 and has not established revenues sufficient to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3- BUSINESS AND HISTORY

A.

Business

Aquentium, Inc. and subsidiaries (“Aquentium” or “the Company”) (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 4C “Development-Stage Company”) Its holdings include the design and development of solar panels, (Charis Energy Development, Inc.), the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc.) and (Aquentium DeMexico).  All the above companies were inactive during the three months ended December 31, 2009.

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

In March 2004, Aquentium entered into 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of December 31, 2009, the joint venture has not entered into any formal agreements.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  There was no activity in any of the subsidiaries.

B.   Development-Stage Company

The accompanying consolidated financial statements have been prepared in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (FASB ASC) 915-205 “Development-Stage Enterprises".  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from.  Development-stage companies report cumulative costs from the enterprise’s inception.

C.   Use of Estimates

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

D.  Loss per Share

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

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards and their effect on the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 6:  STOCK ISSUED

During the three months period ended December 31, 2009 no shares were issued.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7- RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)

Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food (OSF). Through OSF, Mr. Taggatz advanced $1,633 to pay for expenses on behalf of the Company.  Mr. Taggatz advanced $600 to the Company and affiliates for a total outstanding balance of $165,459 as of December 31, 2009.

b)

The Company recorded compensation of $60,000 as salary payable for each quarter ending December 31, 2009 and 2008 which are accrued but not paid.  Total salaries payable as of December 31, 2009 and September 30, 2009 was $1,055,357 and $995,357, respectively.

c)

The Company entered into a lease agreement with Sani Dri and has accrued rent payable of $14,400 for the three months ending December 31, 2009. (See Note 12 “Lease Agreement”).  Sani Dri is a Company which the wife of Mr. Taggatz controls.

d)

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

During the year ending September 30, 2009, the Company issued shares to related parties as follows:

e)

The Company issued 3,500,000 shares of common stock to a related party, the spouse of Mr. Taggatz, with a value of $89,250 for consulting fees for the fiscal year ending September 30, 2009.

f)

Through Ozone Safe Food (OSF), of which Mr. Taggatz is an officer and majority shareholder, exchanged $134,960 of debt and $11,925 of accrued interest for 5,760,180 shares of common stock during the period ending December 31, 2008.

g)

Mr. Taggatz accepted 7,039,820 shares of common stock in lieu of salary payable totaling $179,515 during the period ending December 31, 2008.

NOTE 8 - ACCRUED INTEREST

The Company throughout the fiscal year 2008 has received advances from Ozone Safe Foods, Inc.  Mr. Taggatz is the majority shareholder, officer, and director of Ozone Safe Food, Inc. These advances are used for operational expense in the normal course of business. Based on the date of advances and amount of each advance or repayment; interest has been imputed at an annual rate of six percent on the outstanding balance.  During the fiscal year ended September 30, 2009, interest in the amount of $11,925 was accrued and subsequently settled when the Company issued shares to Ozone Safe Foods for the debt and interest owed to Ozone Safe Foods (See Note 7: Related Party Transactions).

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the three month period ended December 31, 2009, the

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company accrued interest of $3,406 for the outstanding judgment resulting in total interest accrued as of December 31, 2009 of $27,458. (See Note 9: Commitments and Contingencies)

NOTE 9- COMMITMENTS AND CONTINGENCIES

Effective September 1, 2004, the Company exercised an option to lease 84,772 square feet of building space on an average monthly basis of $31,897 per month.  The Company was assigned the lease rights of the other tenants in the building and collected rents from those tenants.  For the years ending September 30, 2009 and 2008, the Company recorded no lease expenses in connection with these leases.  The Company had an option to purchase the building for $5.1 million.  The largest tenant in the building was eFoodsafety.com.

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of December 31, 2009, $177,247 for the judgment plus accrued interest of $27,458 has been accrued by the Company for a total liability of $204,705.

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

On July 28, 2009, the Company signed a joint venture agreement with an individual for the production and harvesting of algae on property owned by the individual.  Under the terms of the agreement the Company is required to raise substantial capital within twenty four months of the date of the agreement plus manage the joint venture on behalf of both parties.  The Company is obligated to a one-time fee of $15,000, which has been paid, plus an annual fee of $250,000 payable to the individual, once production begins.

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

NOTE 12 - LEASE AGREEMENT

On October 1, 2009, the Company entered into a lease agreement with Sani-Dri, Sani-Dri is controlled by the wife of Mr. Taggatz.  The Company has exclusive distribution territories for the Sani-Dri ozone hand dryer. Under the terms of the agreement the Company is subleasing 8,000 square feet of commercial office and warehouse space for three years. They will pay the affiliate rent of $4,000 per month through the year ending September 30, 2010; $4,800 per month for year two ending September 30, 2011 and $6,000 per month for year three ending September 30, 2012.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 10, 2010, the date which the financial statements were available to be issued and no events were identified.

Reference in this report to “Aquentium’” “we,” “us,” and “our” refer to Aquentium, Inc. and its subsidiaries.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Aquentium, Inc. is a holding company of six wholly-owned subsidiaries and we have interests in joint ventures, as well as business opportunities related to ozone equipment and structural insulated panels.  During the past year, we have actively expanded our focus into providing green technologies and solutions to businesses throughout the world.  We are expanding our business in the area of alternative energy and are currently pursuing Waste-to-Energy projects throughout the world as well as the production of algae bio-fuels.   We have been focused on bringing Waste-to-Energy solutions to the countries of Korea and China.  Management is very optimistic about the worldwide demand for such technology.

On a daily basis Aquentium plans to sell and market our complete line of ozone sanitation equipment.  We recently introduced our MOS-1 ozone system for use in food processing, beverage processing, hotels, schools, hospitals, and veterinarian clinics. We have plans to market directly to these businesses as well as sell directly to outside distributors.

Aquentium continues to market our Structural Insulated Panels – referred to commonly in the building industry as – SIPS. With this technology, Aquentium is actively seeking real estate projects in the area of affordable living or commercial office buildings that would utilize our SIP system.

As part of our original business model, Aquentium is actively seeking other businesses to acquire or invest in.

As of the date of this filing we have minimal operations and have not recorded revenues for the past two years.  Our focus for the next twelve months will be to obtain additional funding to develop and expand our operations and new projects.   Our success will depend on our ability to obtain funding through equity and/or debt transactions.  However, with the downturn of the United States and world economies, we will encounter substantial competition for the limited financing that will be available in the market place.  If we are unable to obtain financing, then we will likely delay further business development of any of our products, marketing and other projects and joint ventures.  Potential investors must recognize that we have limited capital available for the development of our business plan and all risks inherent in a new and inexperienced enterprise are inherent in our plan to launch operations.

In summary, management continues to position the company in a way to best benefit from worldwide economic conditions, trends, events, and demand for new technologies.

Liquidity and Capital Resources

From inception (April 30, 2009) to December 31, 2009, we had an accumulated deficit of $2,596,034 and recorded a net loss of $86,290 for the three month ended December 31, 2009.  Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During three month period ended December 31, 2009 (2010 first quarter) we received advances of $600 from our President, Mark T. Taggatz, and a loan of $1,633 from Ozone Safe Food, Inc., a related party.  During the three month period ended December 31, 2008 (2009 first quarter) we received advances of $18,917 from Mr. Taggatz.  The advances are used for operational expenses in the normal course of business.  We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

Historically, we also issue shares of our common stock to pay for services and loans.  We did not issue shares for services during the 2010 first quarter; however, during the 2009 first quarter we issued an aggregate of 17,650,000 common shares, valued at $455,700, in consideration for consulting services, salaries, and conversion of debt and interest.  Of those shares 1,250,000 were issued in October 2008 to Raymond Sabbaghi in consideration for consulting services related to business development for our ozone equipment and housing system operations valued at approximately $37,500.  We also issued 12, 800,000 shares for accrued salaries and debt owed to Ozone Safe Food, a related party, and we issued 3,600,000 shares for marketing and consulting services.  During the 2008 first quarter we issued 100,000 shares, valued at $23,000, for business development services related to Aquentium de Mexico.

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

We intend to rely on debt and equity financing, capital contributions from management and sales of our common stock to pay for costs, services, operating leases, litigation expense and future development of our business opportunities.  Accordingly, our focus for the next twelve months will be to obtain additional funding through debt or equity financing, but as of the date of this filing we have not finalized agreements for additional funding.  Our success in obtaining funding will depend upon our ability to sell our common stock or borrow on terms that are financially advantageous to us.  If we are unable to obtain financing, then expansion of our operations will be delayed and our subsidiaries may remain inactive.

Results of Operations

We did not record revenue in either the 2010 or 2009 first quarters.  Our general and administrative expenses decreased in the 2010 first quarter compared to 2009 first quarter primarily due to not issuing shares for services and debt.  Management anticipates our general and administrative expenses will increase when we launch full operations related to the business opportunities we are currently investigating.  Other expense in both the 2010 and 2009 first quarters were related to interest expense related to outstanding loans and interest related to legal settlement.  Management anticipates net losses will continue over the next two to three years as we develop our operations.

Off-Balance Sheet Arrangements

None.

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord of the Tennant Desert property in August 2007 we moved to a new office.  As a result of the legal action brought by the landlord a judgment was filed against Aquentium and we have recognized an accrued a liability of $177,247, including interest, related to the judgment awarded to the landlord of the Tennant Desert property.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2010 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Restated Bylaws of Aquentium (Incorporated by reference to exhibit 3.3 for Form 10-KSB, as amended, filed on February 13, 2003)

10.1

Joint Venture Agreement between Aquentium and Mootah Energetic Pty Ltd, dated September 20, 2007 (Incorporated by reference to exhibit 10.3 to Form 10-KSB, filed December 31, 2007)

10.2

Lease Agreement between Aquentium and Sani-Dri, Inc., effective October 1, 2009 (Incorporated by reference to exhibit 10.2 to Form 10-K, filed December 29, 2009)

10.3

Joint venture agreement between Aquentium and Clinton Jim, dated July 28, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2010	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz President Chief Executive Officer Principal Financial and Accounting Officer