Form 10-Q
period 2010-03-31
AQUENTIUM INC
filed 2010-05-12
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

[   ] Yes   [X] No

As of May 11, 2010, the registrant had 45,457,403 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended March 31, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and six month period ended March 31, 2010, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(Unaudited	(Audited)

ASSETS

Current assets
Cash	$ 568	$ --
Total current assets	568	--

Other assets	--
Investment in joint venture	15,000	15,000

Total assets	$ 15,568	$ 15,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$ 29,096	$ 24,708
Accrued interest	30,468	24,448
Accrued expense- litigation	177,247	177,247
Advances-related party	170,439	163,226
Accrued rent-related party	28,800	--
Salaries payable- related party	1,115,357	995,357
Total current liabilities	1,551,407	1,384,986

Total liabilities	1,551,407	1,384,986

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 45,457,403
as March 31, 2010 and 45,357,403 as of
September 30, 2009	227,287	226,787
Additional paid-in capital	917,471	912,971
Accumulated deficit during development stage	(2,680,597)	(2,509,744)
Total stockholders’ deficit	(1,535,839)	(1,369,989)

Total liabilities and stockholders’ deficit	$ 15,568	$ 15,000

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From
					Inception
					(April 30,
	Three Months		Six Months		2001) to
	Ended March 31,		Ended March 31,		March 31,
	2010	2009	2010	2009	2010

Income	$ --	$ --	$ --	$ --	$ --
Selling, general and
administrative expenses	83,292	108,649	166,536	244,915	4,301,744
Depreciation	-	-	-	-	3,973

Loss from operations	(83,292)	(108,649)	(166,536)	(244,915)	(4,305,717)

Other income (expense)
Other income	1,877	--	1,877	--	1,877
Gain on sale of business	--	--		--	370,000
Rental income	--	--		--	1,471,279
Other expense	--	--		--	(177,247)
Interest expense	(3,148)	(3,010)	(6,194)	(6,672)	(40,789)

Total other income (expense)	(1,271)	(3,010)	(4,317)	(6,672)	1,625,120

Net loss	$ (84,563)	$ (111,659)	$ (170,853)	$ (251,587)	$ (2,680,597)
Loss per common share
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00

Basic weighted average number
of common shares outstanding	45,424,403	45,357,403	45,404,403	44,152,183

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months		From inception
	Ended March 31,		(April 30, 2001) to
	2010	2009	March 31, 2010
Cash Flows From Operating Activities:
Net loss	$ (170,853)	$ (251,587)	$ (2,680,597)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	5,000	84,675	675,755
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Stock brought into capital	--	--	--
Disposition of subsidiary	--	--	18,465
Stock options compensation	--	--	100,000
Impairment expenses	--	--	3,638
Changes in operating assets and liabilities:
Accrued rent	28,800	--	28,800
Accrued expense-litigation payable	--	--	177,247
Accounts payable	4,388	2,792	29,095
Accrued interest	6,020	6,671	42,393
Salaries payable-related party	120,000	120,001	1,532,253

Net cash used in operating activities	(6,645)	(37,448)	(432,978)

Cash Flows From Investing Activities:
Investment in joint venture	--	--	(15,000)
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(18,973)

Cash Flows From Financing Activities:
Note payable-related party	--	--	134,960
Advances – related party	8,033	37,448	308,879
Payment to advance – related party	(820)	--	(820)
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	7,213	37,448	452,519

Net increase in cash	568	--	568
Cash at beginning of period	--	--	--
Cash at end of period	$ 568	$ --	$ 568

The accompanying notes an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	Six Months		From inception
	Ended December 31,		(April 30, 2001) to
	2010	2009	March 31, 2010
Non-Monetary Transactions

Stock for services 100,000 shares 4,850,000
shares and 100,000 shares issued at
$0.05 and at $0.0255 to $0.03 and at
$ 0.023 per share respectively
(net of prepaid $44,625)	$ 5,000	$ 84,675	$ 626,130

Stock for debt settlement 5,292,549 shares
issued at $0.0255 per share	$ --	$ 134,960	$ 135,000

Stock for accrued interest 467,631
shares issued at $0.0255 per share	$ --	$ 11,925	$ 11,925

Stock for officer salaries payable 7,039,820
shares issued $0.0255 per share	$ --	$ 179,515	$ 239,515

Stock for licensing agreement 100,000
shares issued at $0.06 per share	$ --	$ --	$ 6,000

Stock for acquisitions 1,150,000
shares issued at $0.02 per share	$ --	$ --	$ 23,000

Stock issue for salary 3,000,000
shares issued at $0.02 per share	$ --	$ --	$ 60,000

Stock for patent pending 4,000
shares issued at 1.00 per share	$ --	$ --	$ 4,000

Reduction of liability to a related
party by an exchange in investment	$ --	$ --	$ 375,000

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

NOTE 2- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,680,597 and has no revenues to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3- BUSINESS AND HISTORY

A.

Business

Aquentium, Inc. and subsidiaries (“Aquentium” or “the Company”) (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 4B “Development-Stage Company”) Its holdings include the design and development of solar panels, (Charis Energy Development, Inc.), the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc.) and (Aquentium DeMexico). The subsidiaries were all inactive during the period ending March 31,2010.

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

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP.

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

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This ASU is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances under existing US GAAP.  This amendment has eliminated that residual method of allocation.  This statement is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6:  STOCK ISSUED

During the six months ended March 31, 2010 the Company issued 100,000 shares of its common stock to an individual for services with a value of $5,000 ($0.05 per share).  The individual maybe further compensated with the company’s common stock based on the sales made by the individual for the Company.

NOTE 7- RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)

Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food (OSF). Through OSF, Mr. Taggatz advanced $1,633 to pay for expenses on behalf of the Company.  Mr. Taggatz, advanced $4,980 net of repayments of $820 to the Company and affiliates for a total outstanding balance of $170,439 as of March 31, 2010.

b)

The Company recorded compensation of $120,000 as salary payable for the six month period ending March 31, 2009 and 2008 which are accrued but not paid.  Total salaries payable as of March 31, 2010 and September 30, 2009 was $1,115,357 and $ 995,357, respectively.

c)

The Company entered into a lease agreement with Sani Dri and has accrued rent payable of $28,800 for the six months ending March 31, 2010. (See Note 12 “Lease Agreement”).  Sani Dri is a Company which the wife of Mr. Taggatz controls.

NOTE 8 - ACCRUED INTEREST

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the six month period ended March 31, 2010 the Company accrued interest of $6,020 for the outstanding judgment resulting in total interest accrued as of March 31, 2010 of $30,468. (See Note 9: Commitments and Contingencies)

NOTE 9- COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of March 31, 2009, $177,247 for the judgment plus accrued interest of $30,468 has been accrued by the Company for a total liability of $207,715.

On March 1, 2010, the Company signed a consulting agreement with an individual giving the individual 100,000 shares of common stock with a value of $5,000. Under the terms of the agreement the individual can earn additional shares of the Company stock plus commissions based on the sales initiated by the individual.

On February 2, 2010 the Company entered into agreements with two municipalities in China to convert waste material into energy.  Under the terms of the agreement the municipalities would provide the waste material to the Company, land for the Company to build the conversion plant and buy the resulting energy produced from the Company.  These projects will require substantial funding which must be arranged and provided by the Company along with the conversion plant construction and operations. As of this date no activity beyond the signing of the agreements has been completed.

NOTE 10 – JOINT VENTURES

In March 2004, Aquentium entered into 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture, market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of March 31, 2010, the joint venture had no further activity.

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

. AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 18, 2008, the Company signed a business development agreement with Megaros, Inc. Under the terms of the agreement Megaros will receive commissions starting at five (5) percent of the first $1,000,000 of sales and decreasing one (1) percent for each 41,000,000 of additional sales of the Company’s products

On July 28, 2009, the Company signed a joint venture agreement with an individual for the production and harvesting of algae on property owned by the individual.  Under the terms of the agreement the Company is required to raise substantial capital within twenty four months of the date of the agreement plus manage the joint venture on behalf of both parties.  The Company is obligated to a one-time fee of $15,000, which has been paid, plus an annual fee of $250,000 payable to the individual. No further activity has occurred during the period ending March 31, 2010.

NOTE 11 – FOREIGN SUBSIDIARY

On October 24, 2007, Aquentium formed Aquentium De Mexico, a Mexican subsidiary, to manufacture and market our low-cost housing model units in the Mexican Republic.  The Company hired an intermediary to do the necessary work for the legal formation and registration of the subsidiary in Mexico.  The Company paid the intermediary $10,000 as a service fee which included all expenses related to this matter.  In addition, the intermediary was granted 100,000 shares of the Company’s common stock at $0.23 per share with a value of $23,000. No activity has been recorded during the period ending March 31, 2010.

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

Liquidity and Capital Resources

From inception (April 30, 2001) to March 31, 2010, we had an accumulated deficit of $2,680,597. We recorded a net loss of $84,563 and $170,853 for the three and six months ending March 31, 2010, respectively. The net loss was $111,659 and $251,587 for the same periods during 2009.  The reduced loss in 2010 over 2009 was due to lower general and administrative costs during the comparable periods in 2010 over 2009. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $1,550,839 as of March 31, 2010 compared to a negative1,384,986 as of September 30, 2009. Net cash used in operations is $6,645 as of March 31, 2010 compared to funds used of $37,448 during the same period in 2009. Funds provided from financing activities was $7,213 in 2010 compared to $37,448 in 2009. All financing during both 2010 and 2009 was provided by related parties.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During the six month period ended March 31, 2010 we received net advances of $4,980 from our President, Mark T. Taggatz, for a total outstanding balance of $170,439 and a loan of $1,633 from Ozone Safe Food, Inc., a related party.  The advances are used for operational expenses in the normal course of business.  We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

Historically, we also issue shares of our common stock to pay for services and loans.  During the six months ended March 31, 2010 we issued $100,000 shares of common stock for services to one individual   with a value of $5,000. The shares were issued as part of a marketing agreement. During the six months ended March 31, 2009 we issued an aggregate of 17,650,000 common shares, valued at $455,700, in consideration for consulting services, salaries, and conversion of debt and interest.  Of those shares, 1,250,000 were issued in October 2008 to Raymond Sabbaghi in consideration for consulting services related to business development for our ozone equipment and housing system operations valued at approximately $37,500.  We also issued 12,800,000 shares for accrued salaries and debt owed to Ozone Safe Food, a related party, and we issued 3,600,000 shares for marketing and consulting services.

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

Results of Operations

We did not record revenue in either the six months ending March 31, 2010 or 2009.  The general and administrative expense decrease during the three and six months ended March 31, 2010 was primarily due to issuing less shares for services.  Management anticipates our general and administrative expenses will increase when we launch full operations related to the business opportunities we are currently investigating.  Other expense for the three and six months ended Mach 31, 2010 and 2009, were related to interest expense due to outstanding loans and interest related to a legal settlement.  Management anticipates net losses will continue over the next two to three years as we develop our operations.

Off-Balance Sheet Arrangements

None.

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord of the Tennant Desert property in August 2007, we moved to a new office.  As a result of the legal action brought by the landlord, a judgment was filed against Aquentium and we have recognized an accrued a liability of $177,247, plus interest of $30,468 for a total of $207,715, related to the judgment awarded to the landlord of the Tennant Desert property.

On July 28, 2009, Aquentium entered into a joint venture agreement with Clinton Jim, an individual, to produce and harvest algae on 475.450 acres of land located near Standing Rock, New Mexico.  Mr. Jim agreed to provide the land and Aquentium agreed to secure funding for the proposed budget of $44 million (US) for the development of this project.  Under the agreement Aquentium provided an initial capital contribution of $15,000 to secure the use of the land and Aquentium agreed to manage the business operations.  Also, Mr. Jim will receive an annual payment of $250,000 once production begins.   If Aquentium fails to raise the necessary funding within 24 months of the effective date of the agreement, the joint venture agreement will become void.   The joint venture agreement may be terminated by an agreed buyout, or expiration of its term, through July 27, 2108.  As of the date of this filing, we have contributed $15,000 to secure the use of the land, but have not raised the necessary funds to move forward with this project.

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

In August 2008, Aquentium entered into a business development agreement with Megaros, Inc. related to building contracts utilizing our SIP products.  Under the terms of the agreement Megaros will receive commissions starting at five percent of the first $1,000,000 of any building contract, four percent of the second $1,000,000 of any building contract, three percent of the third $1,000,000 of any building contract, two percent of the fourth $1,000,000 of any building contract, and one (1) percent on the balance above $5,000,000 of a building contract.  All individual SIP sales are paid a commission of 7.5% percent of total sales of our products, to be paid either in cash or stock at the option of the company.  As of the date of this filing, we have not entered into any building contract which would require commissions to be paid to Megaros.

On February 2, 2010 the Company entered into agreements with two municipalities in China to convert waste material into energy.  Under the terms of the agreement the municipalities would provide the waste material to the Company, land for the Company to build the conversion plant and buy the resulting energy produced from the Company.  These projects will require substantial funding which must be arranged and provided by the Company along with the conversion plant construction and operations. As of this date no activity beyond the signing of the agreements has been completed.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2010 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

No.

Description

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2010	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz President Chief Executive Officer Principal Financial and Accounting Officer