Form 10-Q
period 2010-06-30
AQUENTIUM INC
filed 2010-08-13
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

[   ] Yes   [X] No

As of August 9, 2010, the registrant had 46,457,403 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended June 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three and nine month period ended June 30, 2010, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

Current assets
Total current assets	$ --	$ --

Other assets
Investment in joint venture	15,000	15,000

Total assets	$ 15,000	$ 15,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$ 127	$ --
Accounts payable	29,551	24,708
Accrued interest	33,478	24,448
Accrued expense- litigation	177,247	177,247
Advances-related party	172,939	163,226
Accrued rent-related party	43,200	--
Salaries payable- related party	1,175,357	995,357
Total current liabilities	1,631,899	1,384,986

Total liabilities	1,631,899	1,384,986

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 46,457,403 as June 30, 2010
and 45,357,403 as of September 30, 2009	232,287	226,787
Additional paid-in capital	952,471	912,971
Accumulated deficit during development stage	(2,801,657)	(2,509,744)
Total stockholders’ deficit	(1,616,899)	(1,369,989)

Total liabilities and stockholders’ deficit	$ 15,000	$ 15,000

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From
					Inception
					(April 30,
	Three Months		Nine Months		2001) to
	Ended June 30,		Ended June 30,		June 30,
	2010	2009	2010	2009	2010

Income	$ --	$ --	$ --	$ --	$ --
Selling, general and administrative expenses	117,868	95,827	284,404	340,742	4,419,612
Depreciation	--	--	--	--	3,973

Loss from operations	(117,868)	(95,827)	(284,404)	(340,742)	(4,423,585)

Other income (expense)
Other income	--	--	1,877	--	1,877
Gain on sale of business	--	--		--	370,000
Rental income	--	--		--	1,471,279
Other expense	--	--		--	(177,247)
Interest expense	(3,192)	(3,010)	(9,386)	(9,681)	(43,981)

Total other income (expense)	(3,192)	(3,010)	(7,509)	(9,861)	1,621,928

Net loss	$ (121,060)	$ (98,837)	$ (291,913)	$ (350,423)	$ (2,801,657)

Loss per common share - Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00

Basic weighted average number
of common shares outstanding	45,974,985	45,357,403	45,530,297	44,547,933

The accompanying notes are an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			inception
	Nine Months		(April 30, 2001)
	Ended June 30,		to June 30,
	2010	2009	2010
Cash Flows From Operating Activities:
Net loss	$ (291,913)	$ (350,423)	$ (2,801,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	45,000	106,987	715,755
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Stock brought into capital	--	--	--
Disposition of subsidiary	--	--	18,465
Stock options compensation	--	--	100,000
Impairment expenses	--	--	3,638
Changes in operating assets and liabilities:
Accrued rent	43,200	--	43,200
Accrued expense-litigation payable	--	--	177,247
Accounts payable	4,843	8,934	29,550
Accrued interest	9,030	9,681	45,403
Salaries payable-related party	180,000	180,000	1,592.253

Net cash used in operating activities	(9,840)	(44,821)	(436,173)

Cash Flows From Investing Activities:
Investment in joint venture	--	--	(15,000)
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(18,973)

Cash Flows From Financing Activities:
Bank overdraft	127	--	127
Note payable-related party	--	--	134,960
Advances – related party	9,713	44,821	310,559
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	9,840	44,821	455,146

Net increase in cash	--	--	--
Cash at beginning of period	--	--	--
Cash at end of period	$ --	$ --	$ --

The accompanying notes an integral part of the financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	Nine Months		From inception
	Ended December 31,		(April 30, 2001) to
	2010	2009	June 30, 2010
Non-Monetary Transactions

Stock for services 1,100,000 shares, 4,850,000
shares and 100,000 shares issued at $0.04 to
$0.05 and at $0.0255 to $0.03 and at
$ 0.023 per share respectively
(net of prepaid $44,625)	$ 45,000	$ 106,987	$ 666,130

Stock for debt settlement 5,292,549 shares
issued at $0.0255 per share	$ --	$ 134,960	$ 135,000

Stock for accrued interest 467,631
shares issued at $0.0255 per share	$ --	$ 11,925	$ 11,925

Stock for officer salaries payable 7,039,820
shares issued $0.0255 per share	$ --	$ 179,515	$ 239,515

Stock for licensing agreement 100,000
shares issued at $0.06 per share	$ --	$ --	$ 6,000

Stock for acquisitions 1,150,000
shares issued at $0.02 per share	$ --	$ --	$ 23,000

Stock issue for salary 3,000,000
shares issued at $0.02 per share	$ --	$ --	$ 60,000

Stock for patent pending 4,000
shares issued at 1.00 per share	$ --	$ --	$ 4,000

Reduction of liability to a related
party by an exchange in investment	$ --	$ --	$ 375,000

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

NOTE 2- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,801,657 and has no revenues to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3- BUSINESS AND HISTORY

A.

Business

Aquentium, Inc. and subsidiaries (“Aquentium” or “the Company”) (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 4B “Development-Stage Company”) Its holdings include the design and development of solar panels, (Charis Energy Development, Inc.), the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc.) and (Aquentium DeMexico). The subsidiaries were all inactive during the period ending June 30, 2010.

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

NOTE 6:  STOCK ISSUED

During the nine months ended June 30, 2010 the Company issued 1,100,000 shares of its common stock to two individuals for services with a value of $45,000 ($0.04 to $0.05 per share).  One individual may be further compensated with the company’s common stock based on the sales made by that individual for the Company.

NOTE 7- RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)

Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food (OSF). Through OSF, Mr. Taggatz advanced $4,133 to pay for expenses on behalf of the Company.  Mr. Taggatz, advanced $5,580 net of repayments of $820 to the Company and affiliates for a total outstanding balance of $172,939 as of June 30, 2010.

b)

The Company recorded compensation of $180,000 as salary payable for the nine month period ending June 30, 2009 and 2008 which are accrued but not paid.  Total salaries payable as of June 30, 2010 and September 30, 2009 was $1,175,357 and $ 995,357, respectively.

c)

The Company entered into a lease agreement with Sani Dri and has accrued rent payable of $43,200 for the nine months ending June 30, 2010. (See Note 12 “Lease Agreement”).  Sani Dri is a Company which the wife of Mr. Taggatz controls.

NOTE 8 - ACCRUED INTEREST

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the nine month period ended June 30, 2010 the Company accrued interest of $9,030 for the outstanding judgment resulting in total interest accrued as of June 30, 2010 of $33,478. (See Note 9: Commitments and Contingencies)

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9- COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of June 30, 2009, $177,247 for the judgment plus accrued interest of $33,478 has been accrued by the Company for a total liability of $210,725.

On March 1, 2010, the Company signed a consulting agreement with an individual giving the individual 100,000 shares of common stock with a value of $5,000. Under the terms of the agreement the individual can earn additional shares of the Company stock plus commissions based on the sales initiated by the individual.

On February 2, 2010, the Company entered into agreements with two municipalities in China to convert waste material into energy.  Under the terms of the agreements, the municipalities would provide the waste material to the Company, land for the Company to build the conversion plant and buy the resulting energy produced from the Company.  These projects will require substantial funding which must be arranged and provided by the Company along with the conversion plant construction and operations. As of this date no activity beyond the signing of the agreements has been completed.

NOTE 10 – JOINT VENTURES

In March 2004, Aquentium entered into 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture, market, and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of June 30, 2010, the joint venture had no further activity.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On September 20, 2007, Aquentium, Inc. entered into a joint venture agreement with Mootah Energetic Pty, Ltd., a Republic of  Botswana company (“Mootah”). Aquentium and Mootah agreed to jointly develop a mining concession granted to Mootah by the Republic of Botswana. Prospecting License No. PL 163/2007 (“License”) was granted to Mootah on July 30, 2007, and on September 20, 2007, Aquentium issued 100,000 shares of common stock, valued at approximately $6,000 (was expensed as of September 30, 2007),  to Mootah in consideration for a 51% interest in that License. The License provided for the exclusive right to prospect a 572.6 square kilometer area located in Southern Botswana for copper, nickel, lead, silver, gold, platinum group metals and uranium.  The initial term of the License was for a period of three years, which ended on June 30, 2010.  The Company did not renew the license..

On August 18, 2008, the Company signed a business development agreement with Megaros, Inc. Under the terms of the agreement Megaros will receive commissions starting at five (5) percent of the first $1,000,000 of sales and decreasing one (1) percent for each $1,000,000 of additional sales of the Company’s products

On July 28, 2009, the Company signed a joint venture agreement with an individual for the production and harvesting of algae on property owned by the individual.  Under the terms of the agreement the Company is required to raise substantial capital within twenty four months of the date of the agreement plus manage the joint venture on behalf of both parties.  The Company is obligated to a one-time fee of $15,000, which has been paid, plus an annual fee of $250,000 payable to the individual, once production commences. No further activity has occurred during the period ending June 30, 2010.

NOTE 11 – FOREIGN SUBSIDIARY

On October 24, 2007, Aquentium formed Aquentium De Mexico, a Mexican subsidiary, to manufacture and market our low-cost housing model units in the Mexican Republic.  The Company hired an intermediary to do the necessary work for the legal formation and registration of the subsidiary in Mexico.  The Company paid the intermediary $10,000 as a service fee which included all expenses related to this matter.  In addition, the intermediary was granted 100,000 shares of the Company’s common stock at $0.23 per share with a value of $23,000. No activity has been recorded during the period ending June 30, 2010.

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

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS

On July 21, 2010, the Company signed a joint venture agreement with a company to establish waste to energy plants in Canada. Under the terms of this agreement the Company is responsible for the design, engineering and construction of the plants plus 50% of the financing. The balance of the financing is the responsibility of the joint venture partner. As of July 21, 2010 no contracts have materialized therefore the economic impact of this agreement cannot be estimated.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Aquentium, Inc. is a holding company of nine wholly-owned subsidiaries and we have interests in joint ventures, as well as business opportunities related to ozone equipment and structural insulated panels.  During the past year, we have actively expanded our focus into providing green technologies and solutions to businesses throughout the world.  We are expanding our business in the area of alternative energy and are currently pursuing Waste-to-Energy projects throughout the world as well as the production of algae bio-fuels.   We have been focused on bringing Waste-to-Energy solutions to the countries of Korea and China.  Management is very optimistic about the worldwide demand for such technology.

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

Liquidity and Capital Resources

From inception (April 30, 2001) to June 30, 2010, we had an accumulated deficit of $2,801,657. We recorded a net loss of $121,060 and $291,913 for the three and nine months ending June 30, 2010, respectively. The net loss was $98,837 and $350,423 for the same periods during 2009.  The reduced loss for the nine months ended 2010 over 2009 was due to lower general and administrative costs during the comparable periods in 2010 over 2009. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $1,631,899 as of June 30, 2010 compared to a negative $1,384,986 as of September 30, 2009. Net cash used in operations is $9,840 for the nine months ended June 30, 2010 compared to funds used of $44,821 during the same period in 2009. Funds provided from financing activities was $9,840 for the nine months ended June 30, 2010 compared to $44,821 in 2009. All financing during both 2010 and 2009 was provided by related parties.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During the nine month period ended June 30, 2010 we received net advances $9,713 in the amounts of $5,580 from our President, Mark T. Taggatz, and an advance of $4,133 from Ozone Safe Food, Inc., a related party for a total outstanding balance of $172,939.  The advances are used for operational expenses in the normal course of business.  We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

Historically, we also issue shares of our common stock to pay for services and loans.  During the nine months ended June 30, 2010 we issued 1,100,000 shares of common stock for services to two individuals   with a value of $45,000. The shares were issued as part of marketing agreements. During the nine months ended June 30, 2009 we issued an aggregate of 17,650,000 common shares, valued at $455,700, in consideration for consulting services, salaries, and conversion of debt and interest.  Of those shares, 1,250,000 were issued in October 2008 to Raymond Sabbaghi in consideration for consulting services related to business development for our ozone equipment and housing system operations valued at approximately $37,500.  We also issued 12,800,000 shares for accrued salaries and debt owed to Ozone Safe Food, a related party, and we issued 3,600,000 shares for marketing and consulting services.

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

Results of Operations

We did not record revenue in either the nine months ending June 30, 2010 or 2009.  The general and administrative expense decrease during the three and nine months ended June 30, 2010 was primarily due to issuing fewer shares for services.  Management anticipates our general and administrative expenses will increase when we launch full operations related to the business opportunities we are currently investigating.  Other expense for the three and nine months ended June 30, 2010 and 2009, were related to interest expense due to outstanding loans and interest related to a legal settlement.  Management anticipates net losses will continue over the next two to three years as we develop our operations.

Off-Balance Sheet Arrangements

None.

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord of the Tennant Desert property in August 2007, we moved to a new office.  As a result of the legal action brought by the landlord, a judgment was filed against Aquentium and we have recognized an accrued a liability of $177,247, plus interest of $33,478 for a total of $210,725, related to the judgment awarded to the landlord of the Tennant Desert property.

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

Under the September 2007 joint venture agreement with Mootah, Aquentium has agreed to use its best efforts to raise the necessary capital to purchase and operate any and all equipment for the exploration and mining operations and provide the staff to conduct the mining operations for that joint venture.  The joint venture agreement includes an annual charge of approximately 2,863 BWP, plus minimum annual expenditures for two years equivalent to approximately $180,000 US, plus the launch of drilling operations.  As of the date of this filing, we have not secured funding to satisfy the annual expenditure requirement for the first two years. Management continues to work on completing the necessary financing for the project.

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

On February 2, 2010, the Company entered into agreements with two municipalities in China to convert waste material into energy.  Under the terms of the agreement the municipalities would provide the waste material to the Company, land for the Company to build the conversion plant and buy the resulting energy produced from the Company.  These projects will require substantial funding which must be arranged and provided by the Company along with the conversion plant construction and operations. As of this date no activity beyond the signing of the agreements has been completed.

On July 21, 2010, the Company entered into a joint venture with a company for construction waste to energy plants in Canada. Under the terms of the agreement the Company is responsible for the design and construction of the plants along with financing 50% of the joint venture. These projects may require substantial funding by the Company before any benefits are derived from the joint venture.

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

Date: August 9, 2010	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz President Chief Executive Officer Principal Financial and Accounting Officer