Form 10-K
period 2010-09-30
AQUENTIUM INC
filed 2010-12-29
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 28, 2010 was $150,361.

The number of shares outstanding of the registrant’s common stock, as of December 28, 2010, was 46,457,403.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

9

Item 2.  Properties

11

Item 3.  Legal Proceedings

11

Item 4.  [REMOVED AND RESERVED]

11

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

             and Issuer Purchases of Equity Securities

12

Item 6.  Selected Financial Data

13

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

15

Item 8.  Financial Statements and Supplementary Data

15

Item9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

34

Item 9A (T).  Controls and Procedures

34

Item 9B.  Other Information

34

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

35

Item 11.  Executive Compensation

36

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

36

Item 13.  Certain Relationships and Related Transactions, and Director Independence

38

Item 14.  Principal Accounting Fees and Services

39

PART IV

Item 15.  Exhibits, Financial Statement Schedules

40

Signatures

40

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

We continue to identify, locate and evaluate additional acquisitions.  Our focus for the next twelve months will be to obtain additional funding to develop and expand our marketing and manufacturing operations and new projects.   Our success will depend on our ability to obtain funding through equity and/or debt transactions.  However, we will encounter substantial competition for the limited financing that will be available in the market place.  If we are unable to obtain financing, then we will likely delay further business development of any of our products, marketing and other projects and joint ventures.  Potential investors must recognize that we have limited capital available for the development of our business plan and all risks inherent in a new and inexperienced enterprise are inherent in our plan to launch operations.

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

Ozone is a gas composed of three oxygen atoms in an unstable and highly reactive form.  Ozone naturally tends to seek its normal state, exhibiting a short half-life as it reverts to oxygen fairly rapidly.   Ozone is dissolved into water at precise concentrations for use as a safe spray disinfectant.  The solution kills pathogens and controls a broad spectrum of food borne and waterborne microorganisms.  Our ozone technology is an all-natural solution that reduces or eliminates E. Coli 0157:H7 and other bacteria and viruses in processing plants for meat, poultry, seafood, fruit, vegetable and beverages.  Ozone does not react with organic matter, thus, it leaves no residue in the water or on the product, does not form any toxic byproducts and the water in which it is delivered can be filtered and reused.  This means no change in color or flavor results from the ozone treatment, unlike chlorine treatment.  In addition, ozone is unique in that it can be generated onsite from ambient air and on demand with no storage required.  It is an effective sanitizing agent that's economically produced and remarkably effective in applications involving food processing and equipment sanitizing.  Ozone technology is replacing conventional sanitation techniques such as chlorine, steam or hot water.

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

New Projects

Waste-to-Energy Projects

In January 2009, we announced and subsequently launched waste-to-energy projects in Korea and China.  We intend to seek waste-to-energy projects in other parts of the world as well.  The waste-to-energy projects appear to cost anywhere from $10 million (US) and more, depending on the capacity required.  The initial projects in Korea are projected to cost approximately $240 million (US).  As of the date of this filing, we have not entered into any definitive agreements for these projects.

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

In April 2006, Aquentium incorporated H.E.R.E International, Inc. in the state of Colorado.  “H.E.R.E.” stands for Housing & Emergency Relief Efforts.  This subsidiary was incorporated to market and manufacture our deployable housing structures.   As of September 30, 2010, this subsidiary does not have business operations.

Aquentium de Mexico: On October 24, 2007, we incorporated Aquentium de Mexico, in the country of Mexico.  This wholly-owned subsidiary was formed to do business in Mexico in the area of low cost housing.  We are currently are seeking housing and alternative energy business in Mexico.   As of September 30, 2010, this subsidiary does not have any operating business operations.

North American Energy, Inc..:  In December 2003, Aquentium acquired Charis Energy Development, Inc.  and recently changed the name of the company to New American Energy.  This business seeks solutions in the alternative energy sector.   New American Energy is going to be the Aquentium subsidiary that specializes in the production of algae bio-fuels.  As of September 30, 2010, this subsidiary does not have business operations.

Canby Group:  In September 2002, Aquentium acquired Canby Group Inc.  Canby Group is an entertainment development stage company.  The business plan for this subsidiary is to acquire operating companies or projects within the entertainment industry or sector which may have products to license or distribute.  As of September 30, 2010, this subsidiary does not have business operations.

Environmental Waste Management, Inc.:  In January 2004, Aquentium acquired Environmental Waste Management, Inc.  This subsidiary has an operational Styrofoam recycling machine that condenses Styrofoam into blocks at a ratio of 20-1.  As of September 30, 2010, this subsidiary does not have business operations.

Aquentium Solar Inc.: In August 2002, Aquentium acquired USA Public Auction, Inc. The name of this company was recently changed to Aquentium Solar.   This company will focus on developing alternative energy projects in the USA and internationally. As of September 30, 2010, this subsidiary does not have business operations.

Aquentium’s Joint Ventures

New American Energy Technologies:  On July 28, 2009 Aquentium entered into a joint venture agreement with Clinton Jim, an individual, to produce and harvest algae on 475.450 acres of land located near Standing Rock, New Mexico.  Mr. Jim agreed to provide the land and Aquentium agreed to secure funding for the proposed budget of $44 million (US) for the development of this project.  Under the agreement Aquentium provided an initial capital contribution of $15,000 to secure the use of the land and Aquentium agreed to manage the business operations.  Also, Mr. Jim will receive an annual payment of $250,000 once production begins.   If Aquentium fails to raise the necessary funding within 24 months of the effective date of the agreement, the joint venture agreement will become void.   The joint venture agreement may be terminated by an agreed buyout, or expiration of its term, through July 27, 2108. As of September 30, 2010 there was no activity per this agreement for over one year so the Company has elected to impair the initial investment of $15,000.

Algae is uniquely suited to serve as the foundation for a new generation of renewable and low carbon transportation fuels.  Algae is one of nature’s most prolific and efficient photosynthetic organisms.  Nearly all of algae’s biomass is concentrated in the chloroplast, the engine that turns sunlight and carbon dioxide into organic carbon and algae does not expend energy growing stalks, roots, leaves or fruits.  This efficiency leads to a very high yield of oils.  We estimate that an algae crop can yield over 10,000 gallons of oil per acre and should emit approximately two-thirds less carbon dioxide than petroleum-based fuels.  Aquentium is pursuing funding but has not secured any funding for this project.

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

The joint venture agreement is for a term of three years, ended in September 2010.  The joint venture agreement may be terminated by either party due to a substantial breach of a material provision or Aquentium may terminate the agreement if there is an unacceptable change in control of the government of Botswana.  In addition, Mootah granted Aquentium an option to continue operations related to the License for a period of 25 years.

In addition, in December 2009 we announced that Aquentium had appointed Rakesh Rajagopol as managing director of our worldwide mining operations.  Mr. Rajagopol is a member of the Association of Mining Analysts and has 12 years of experience in the mining, financial and commodity industries in Europe and Asia.  He will initially be responsible for the day-to-day operations of our mining activities and potential future mining acquisitions.  As of the date of this filing, a compensation arrangement has not been finalized with Mr. Rajagopol.

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

Employees

We currently have no employee.  Aquentium intends to hire full-time employees for manufacturing of our structural insulated panels and ozone equipment when demand requires such action.  However, until Aquentium or our subsidiaries have significant operations, we intend to rely upon consultants, independent contractors and distributors to further our business plans.

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

The holder of the License is required by the Botswana government to conduct a prospecting program that satisfies minimum annual expenditures over a three year period.  The estimated costs are BWP 400, 000 (approximately $60,000 U.S. based upon the foreign exchange rate on September 30, 2008) in year one to be used to review the historical data of the License area and complete mapping and geological assessments.  In year two, the License holder should begin soil sampling, complete a detailed ground survey and begin drilling of priority targets.  The minimum annual expenditure for years two and three is BWP 800, 000 (approximately $120,000 U.S. based upon the foreign exchange rate on September 30, 2008) per year.  In year three, test drilling should continue and assays should be conducted for any mineral occurrences.  As of the date of this filing, we have not secured funding to satisfy the annual expenditure requirement for the first two years.  Management expects to spend more time in the near future on this project due to the recent rise in commodity prices.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this filing, we are not a party to any ongoing legal proceeding.

ITEM 4.   [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock trade under the symbol “AQNM” and are listed on the OTC Bulletin Board.  Our common stock is thinly traded and we do not have an active trading market at the time of this filing.  The following table lists the range of the high and low bid price for our common stock for each quarter of the 2010 and 2009 fiscal years as reported by the OTC Bulletin Board.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

Date	High	Low
December 31, 2009	0.12	0.05
March 31, 2010	0.08	0.03
June 30, 2010	0.07	0.03
September 30, 2010	0.04	0.02

December 31, 2008	0.039	0.015
March 31, 2009	0.07	0.02
June 30, 2009	0.04	0.03
September 30, 2009	0.16	0.025

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

Holders

As of September 30, 2010, we had approximately 100 shareholders of record of our common stock, which does not include shares held in “street accounts” of securities brokers.

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

Recent Sales of Unregistered Security

On March 1, 2010 the Company issued 100,000 shares of common stock with a value of $5,000 ($0.05 per share) for service.

On May 13, 2010 the Company issued 1,000,000 shares of common stock with a value of $40,000 ($0.04 per share) for service.

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

Liquidity and Capital Resources

At September 30, 2010, Aquentium had an accumulated deficit of $2,897,111 and recorded a net loss of $387,368 for the year ended September 30, 2010.  We have not recorded revenues for the past two fiscal years and do not have cash or assets.  Based on these factors there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During fiscal year 2010 we received net advances of $9,411 from our President, Mark T. Taggatz, compared to advances of $54,636 he provided in 2009.  Also, in 2010, Ozone Safe Food, a related party, advanced $4,133 to us.  (See Part III, Item 13 “Certain Relationships and Related Transactions . . .,” below.)  The advances are used for operational expenses in the normal course of business.  We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

Historically, we also issue shares of our common stock to pay for services and loans.  During fiscal year 2010 we issued an aggregate of 1,100,000 common shares, valued at $45,000, in consideration for consulting services.  During the fiscal year 2008 we issued 17,650,000 shares of common stock with a value of $455,700. Of those shares 1,250,000 were issued in October 2008 to Raymond Sabbaghi in consideration for consulting services related to business development for our ozone equipment and housing system operations valued at approximately $37,500.  We also issued 12, 800,000 shares for accrued salaries and debt owed to Ozone Safe Food (See Part III, Item 13, below), and we issued 3,600,000 shares for marketing and consulting services.   During the 2008 fiscal year we issued 100,000 shares, valued at $23,000, for business development services related to Aquentium de Mexico.

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

Results of Operations

We did not record revenue in either 2010 or 2009.  Our general and administrative expenses increased in 2010 compared to 2009 primarily due to the issuance of common stock for services and debt in 2010.  Management anticipates our general and administrative expenses will increase when we launch full production of our SIP’s products and expand our markets for our ozone equipment or when we launch operations related to our projects and/or joint ventures.  Other expense decreased in 2010 compared to 2009 as a result of lower administrative costs.  Management anticipates net losses will continue over the next two to three years as we develop our distribution methods for our products.

Off-Balance Sheet Arrangements

None.

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord of the Tennant Desert property in August 2007 we moved to a new office.  As a result of the legal action brought by the landlord a judgment was filed against Aquentium and we have recognized an accrued a liability of $213,287, including interest, related to the judgment awarded to the landlord of the Tennant Desert property.

In August 2009 Aquentium agreed to secure an estimated $44 million (US) to fund the development of an algae bio-fuel production facility in the state of New Mexico.  As of the date of this filing, we have contributed $15,000 to secure the use of the land, but have not raised the necessary funds to move forward with this project. As funds have not been raised by the Company over the past one year period as required by the agreement and there has been no activity during this year, the Company has elected to impair the $15,000 investment during the fiscal year ending September 30, 2010.

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

September 30, 2010 and 2009

Audited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aquentium, Inc. and subsidiaries (a Delaware corporation)

(A Development Stage Company)

Perris, California

We have audited the accompanying balance sheets of Aquentium Inc. and subsidiaries (A Development Stage Company) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2010 and 2009 and from inception (April 30, 2001) to September 30, 2010. Aquentium Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquentium, Inc. and its subsidiaries (A Development Stage Company) as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2010 and 2009 and from inception (April 30, 2001) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

December 22, 2010

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	As of September 30,
	2010	2009

ASSETS
Current assets
Cash	$--	$--

Total current assets	--	--

Other assets
Investment in joint venture	--	15,000

Total other assets	--	15,000

Total assets	$--	$15,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$127	$--
Accounts payable	28,764	24,708
Accrued expense – litigation	177,247	177,247
Accrued interest	36,488	24,448
Advances-related parties	176,770	163,226
Rent payable-related party	57,600	--
Compensation payable- related party	1,235,357	995,357

Total current liabilities	1,712,353	1,384,986

Total liabilities	1,712,353	1,384,986

Stockholders’ deficit
Preferred shares, par value $0.00001, 10,000,000 authorized
no shares issued and outstanding	--	--
Common stock, par value $0.005, 100,000,000 authorized
issued and outstanding as of September 30, 2010 and
September 30, 2009, respectively: 46,457,403 and 45,357,403	232,287	226,787
Additional paid-in capital	952,471	912,971
Accumulated deficit during the development stage	(2,897,111)	(2,509,744)

Total stockholders’ deficit	(1,712,353)	(1,369,986)

Total liabilities and stockholders’ deficit	$--	$15,000

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

			From Inception
	For Year Ended		(April 30, 2001) to
	September 30,		September 30,
	2010	2009	2010

Income	$--	$--	$--

General and administrative expenses	361,567	443,497	4,496,775
Depreciation	--	-	3,973

Loss from operations	(361,567)	(443,497)	(4,500,748)

Other income (expense)
Gain (loss) on sale of
investment/business		--	370,000
Rental income		--	1,471,279
Other income	1,877		1,877
Expense – litigation settlement		--	(177,247)
Impairment loss	(15,000)	--	(15,000)
Interest expense	(12,677)	(12,725)	(47,272)

Total other income (expense)	(25,800)	(12,725)	1,603,637

Net loss	$(387,367)	(456,222)	$(2,897,111)

Loss per common share- basic	$0.001	$(0.01)

Basic weighted average number
of common shares outstanding	45,750,280	44,756,444

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2010

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
Other comprehensive income(loss):
Unrealized loss on stock	-	-	-	-	(230,000)	(230,000)
Comprehensive income	-	-	-	-	-	-
					(Continued . . . )

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2010 (Continued)

					Other
	Common Stock		Paid in	Accumulative	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Deficit

Balance September 30, 2004	14,480,154	$ 72,401	$ 193,582	$ 69,226	$ (230,000)	$ 105,209
Stock for patent	200,000	1,000	3,000	-	-	4,000
Net loss for the year ended September 30, 2005	-	-	-	(242,875)	-	(242,875)
Other comprehensive income:
Unrealized loss on stock	-	-	-	-	(37,500)	(37,500)
Comprehensive income	-	-	-	-	-	-

Balance September 30, 2005	14,680,154	73,401	196,582	(173,649)	(267,500)	(171,166)
Comprehensive income	-	-	-	-	267,500	267,500
Stock for services	7,035,000	35,175	105,525	-	-	140,700
Net loss for year ended September 30, 2006	-	-	-	(780,184)	-	(780,184)

Balance September 30, 2006	21,715,154	108,576	302,107	(953,833)	-	(543,150)
Stock for services issued	5,750,000	28,750	215,625	-	-	244,375
Stock issued for license agreement	100,000	500	5,500	-	-	6,000
Booking common stock difference	42,249	211	(211)	-	-	-
Net loss for year ended September 30, 2007	-	-	-	(733,410)	-	(733,410)

Balance September 30, 2007	27,607,403	138,037	523,021	(1,687,243)	-	(1,026,185)
Stock for service	100,000	500	22,500	-	-	23,000
Net loss for year ended September 30, 2008	-	-	-	(366,279)	-	(366,279)

Balance September 30, 2008	27,707,403	138,537	545,521	(2,053,522)	-	(1,369,464)
Stock issued for services	4,850,000	24,250	105,050	-	-	129,300
Stock issued for debt	5,292,549	26,463	108,497	-	-	134,960
Stock issued for interest	467,647	2,338	9,587	-	-	11,925
Stock issued for salaries payable	7,039,804	35,199	144,316	-	-	179,515
Net loss for the year ended September 30, 2009	-	-	-	(456,222)	-	(456,222)

Balance September 30, 2009	45,357,403	226,787	912,971	(2,509,744)	-	(1,369,986)
Stock issued for service	1,100,000	5,500	39,500	--	-	45,000
Net loss for the year ended September 30, 2010	-	-	-	(387,367)	-	(387,367)

Balance September 30, 2010	46,457,403	$ 232,287	$ 952,471	$ (2,897,111)	$ -	$ (1,712,353)

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

			From
			inception
			April 30,
	Year Ended		2001 to
	September 30,		September 30,
	2010	2009	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(387,367)	$(456,222)	$(2,897,111)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	45,000	129,300	715,755
Stock for joint venture	--	--	6,000
Realized investment loss (gain)	--	--	(370,000)
Disposition of subsidiaries	--	--	18,465
Impairment loss	15,000	--	18,638
Stock option compensation	--	--	100,000
Changes in operating assets and liabilities:
Accrued expense-litigation settlement	--	--	177,247
Accrued rent	57,600	--	57,600
Accounts payable	4,056	19,595	28,764
Accrued interest	12,040	12,691	48,413
Accrued compensation-officer	240,000	240,000	1,652,253

Net cash used in operating activities	(13,671)	(54,636)	(440,003)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in joint venture	--	(15,000)	(15,000)
Purchase of fixed asset	--	--	(3,973)

Net cash used in investing activities	--	(15,000)	(18,973)

CASH FLOW FROM FINANCING ACTIVITIES:
Bank overdraft	127	--	127
Loan - affiliated company	--	--	134,960
Advances - related parties	13,544	69,636	314,389
Capital contribution - founder	--	--	500
Capital contribution - office space	--	--	9,000

Net cash provided by financing activities	13,671	69,636	458,976

NET CHANGE IN CASH	--	--	--

CASH AT BEGINNING OF YEAR	--	--	--

CASH AT END OF YEAR	$--	$--	$--

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Non-Monetary Transactions

Stock issued for debt 5,292,549 shares and 2,000,000 shares respectively @ $0.0255 and $0.02 respectively	$--	$134,960	$135,000

Stock for interest 467,631 shares @ $0.0255	$--	$11,925	$11,925

1,150,000 common shares issued for acquisitions at $0.02 per share	$--	$--	$23,000

Stock for salary 7,039,820 shares and 3,000,000 shares respectively issued at $0.0255 and$0.02 respectively	$--	$179,515	$239,515

Stock for licensing agreement 100,000shares issued at $0.06 per share	$--	$--	$6,000

Stock for acquisitions 1,150,000shares issued at $0.02 per share	$--	$--	$23,000

Stock for patent pending 4,000 shares @ $1.00 per share	$--	$--	$4,000

Reduction of liability to a related party by an exchange in investment	$--	$--	$375,000

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Audited)

NOTE 1:  BUSINESS AND HISTORY

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 2 H "Development Stage Company").  Its holdings include a public relations and consulting service and an early-stage entertainment division that will develop and license products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (Aquentium Solar, Inc.), the research and development of alternative energy projects, (North American Energy, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc.) and (Aquentium De Mexico).  All the above companies were inactive during fiscal years ending September 30, 2009 and 2010, however, See Note 1C, "Acquisitions and Dispositions" for additional information.

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

On April 2, 2002, Aries Ventures, Inc., formerly Casmyn Corp. and holder of 100% of the 5% cumulative convertible preferred stock of WaterPur received 1,000,000 post-split shares and 250,000 warrants in consideration for the release of any and all outstanding debts or claims that Aries had or may have had against WaterPur.

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

September 30, 2010

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

On August 9, 2002, 100% of USA Public Auction, Inc.(now Aquentium Solar, Inc) was acquired for 250,000 common shares at $0.02 per share or $5,000.  The Company acquired cash of $82 and organization costs of $4,280 (written off) resulting in goodwill of $638.

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

On December 8, 2003, Charis Energy Development, Inc.,(now North American Energy, Inc) a privately held company, was acquired for 1,000,000 restricted shares.  As there were no assets or liabilities, the acquisition is treated as a capital transaction instead of a business combination and no goodwill or other intangibles are recognized.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

F.     Revenue Recognition

Revenue is recognized when it is received in accordance with the basic FASB ASC 605-10 “Revenue Recognition”.  The Company received no revenue for the years ending September 30, 2010 and 2009.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

NOTE 3:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FASB ASC 105, The FASB Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the Securities and Exchange Commission.  The Codification became effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification when referring to GAAP for the fiscal period ending September 30, 2010.  The adoption of the Codification did not have an impact on the Company’s financial position or results of operations.

On May 28, 2009 the FASB announced the issuance FASB ASC 855, “Subsequent Events”. FASB ASC 855 should not result in significant changes in the subsequent events that an entity reports. Rather, FASB ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

NOTE 4:  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,897,111 and has no revenues to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Audited)

NOTE 5:  STOCK ISSUED

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

On March 1, 2010 the Company issued 100,000 shares of common stock with a value of $5,000 for service valued at $5,000

On May 20, 2010 the Company issued 1,000,000 shares of common stock with a value of $ 40,000 for service.

The following table summarizes, by date, the stock transactions from inception through September 30, 2010:

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

September 30, 2010

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

continued

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Audited)

Period/ Date of Share Issuance	Description	Shares	Price per Share	Cost of Shares
10/03/08	Shares issued for service	100,000	$0.0255	$ 2,550
10/03/08	Shares issued for service	3,500,000	0.0255	89,250
10/03/08	Shares issued for service	1,250,000	0.0300	37,500
10/16/08	Shares issued for debt	5,292,549	0.0255	134,900
10/16/08	Shares issued for interest	467,647	0.0255	11,925
10/16/08	Shares issued for salaries payable	7,039,804	0.0255	179,515
	2008 TOTAL	17,650,000		$ 455,700

3/1/2010	Shares issued for service	100,000	$ 0.05	$ 5.000
5/20/2010	Shares issued for service	1,000,000	0.04	$ 40,000
	2010 TOTAL	1,100,000		45,000

	ACCUMULATED TOTAL	46,457,403		$ 1,075,258

NOTE 6:  INCOME TAX

At September 30, 2010 and 2009, the Company had a federal operating loss carryforward of approximately $2,359,737 and $2,509,744, respectively, which expires in varying amounts between 203 0and 2029.

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	1,033,565	$ 863,898
Stock-based compensation	235,370	235,370
Total deferred tax assets	1,268,935	1,099,268
Less: Valuation Allowance	(1,268,935)	(1,099,268)

Net Deferred Tax Assets	$ --	$ --

The valuation allowance for deferred tax assets as of September 30, 2010 and 2009 was $1,268,935 and $1,099,268, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2010 and 2009 and, accordingly, recorded a full valuation allowance.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Audited)

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30:

	2010	2009

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(8.8)%	(8.8)%
Change in valuation allowance	43.8%	43.8%

Effective tax rate	0.0%	0.0%

NOTE 7:  RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board, had the following transactions with the Company:

a.

Advanced $9,411 during the fiscal year 2010 with a total of $172,637 to the Company as of September 30, 2010.

b.

Recorded compensation of $240,000 as compensation payable for each year ending September 30, 2010 and 2009 which are accrued and not paid totaling $1,235,357 and $995,357 as of September 30, 2010 and 2009, respectively.

c.

Exchanged the shares held by the Company as investment for unpaid compensation in 2008. (See

Note 11: Gain (Loss) on Sale of Investments)

During the year ending September 30, 2010 the Company:

•

Accrued rent to a related party Sani Dri of $ 57,600

•

Was advanced $4,133 by a related party OSF

Mr. Taggatz is and officer and shareholder of both the related parties in these transactions.

During the year ended September 30, 2008, Ozone Safe Food, Inc. advanced to the Company $48,000 bringing the total advanced to $134,960 of which shares were issued as payment on October 16, 2008 (see additional information below). Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food.

During the year ending September 30, 2008, the Company issued shares to related parties as follows:

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

NOTE 8: INTEREST EXPENSE

The Company throughout the fiscal year 2008 has received advances from Ozone Safe Foods, Inc.  Mr. Taggatz is the majority shareholder, officer, and director of Ozone Safe Food, Inc. These advances are

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Audited)

used for operational expense in the normal course of business. Based on the date of advances and amount of each advance or repayment; interest has been imputed at an annual rate of six percent on the outstanding balance.  Interest in the amount of $11,925 was accrued through September, 2009. During 2009 the Company issued shares to Ozone Safe Foods for the debt and interest owed Ozone Safe Foods by the Company (See Note 7: Related Party Transactions)

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance totaling $36,484 and $24,448 as of September 30, 2010 and 2009 respectively. (See Note 9: Commitments and Contingencies)

NOTE 9: COMMITMENTS AND CONTINGENCIES

Effective September 1, 2004, the Company exercised an option to lease the entire 84,772 square feet of building space on an average monthly basis of $31,897 per month.  The Company was assigned the lease rights of the other tenants in the building and collected rents from those tenants.  For the years ending September 30, 2010 and 2008, the Company recorded no lease expense in connection with these leases.  The Company had an option to purchase the building for $5.1 million. The largest tenant in the building was eFoodsafety.com.

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of September 30, 2010, $177,247 for the judgment plus accrued interest of $36,484 has been accrued by the Company for a total liability of $213,287.

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

September 30, 2010

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

On July 28, 2009 the Company signed a joint venture agreement with an individual for the production and harvesting of algae on property owned by the individual.  Under the terms of the agreement the Company is required to raise substantial capital within twenty four months of the date of the agreement plus manage the joint venture on behalf of both parties.  The Company is obligated to a one-time fee of $15,000, which has been paid, plus an annual fee of $250,000 payable to the individual. As there has been no activity and the obligations of the Company has not been met, the Company has impaired the investment of $15,000

NOTE 11:   GAIN (LOSS) ON SALE OF INVESTMENT

On June 30, 2006, the Company exchanged 1,500,000 shares of a publicly held company held as an investment.  The shares, valued at $0.25 per share or $375,000, were exchanged for accrued salary and advances to the Company due to an officer. The shares originally valued at $650,000 were written down to $375,000 resulting in a loss of $275,000 in 2007.

NOTE 12: LEASE AGREEMENT

On August 22, 2007, Aquentium, Inc. entered into a Commercial Lease Agreement, with Halleck Family Trust, the landlord, for 5,000 square feet of light industrial and office space located in North Palm Springs, California.  The manufacturing area of this commercial space is over 4,000 square feet and serves our current needs.  The lease was effective September 1, 2007, and expired on August 31, 2009.  Under the lease the base rent is $3,500 for the first twelve months, but the base rent may be adjusted in the second twelve month period based upon any increase in the U.S. Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor for all Urban Consumers.  In addition, Aquentium is required to carry liability insurance in the amount of $1 million. For the year ended September 30, 2008, the Company did not maintain the required liability insurance. The Company has accrued a payable for unpaid rent of $17,500 as of September 30, 2010.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Audited)

NOTE 13: IMPAIRMENT LOSS

The Company signed a joint venture agreement with an individual for the production and harvesting of algae on property owned by the individual.  Under the terms of the agreement the Company is required to raise substantial capital within twenty four months of the date of the agreement plus manage the joint venture on behalf of both parties.  The Company paid a one-time fee of $15,000, and is obligated to pay an annual fee of $250,000 payable to the individual which has not been paid. As the obligations of the Company has not been met, the Company has impaired the investment of $15,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

During the most two recent fiscal years we have not had a change of, nor a disagreement with, our independent registered public accounting firm.

ITEM 9A (T).  CONTROLS AND PROCEDURES

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

For the year ended September 30, 2010, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is effective.

Our management has also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Positions Held	Director Term
Mark T. Taggatz	46	President, CEO, Secretary/Treasurer, and Chairman of the Board	From April 2, 2002 until next annual meeting

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and greater than ten-percent beneficial owners of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon review of the forms and representations furnished to us during the fiscal year ended September 30, 2010, we believe Mr. Taggatz failed to timely file two Forms 4 related to two transactions.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Compensation	All Other Compensation	Total
Mark T. Taggatz CEO	2010	$ 240,000 (1)	$ 0	$ 240,000
	2009	$ 240,000 (1)	$ 0	$ 240,000
	2008	$ 240,000 (1)	$ 0	$ 240,000

(1) Represents accrued salary.

Our CEO accrued compensation for the year ended September 30, 2010 and has compensation payable totaling $1,235,357 at 2010 year end.  We have not entered into an employment contract with our executive officer and his compensation, if any, will be determined at the discretion of our board of directors, of which he is the sole director.

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

Outstanding Equity Awards

Our executive officer does not have any outstanding equity awards as of September 30, 2010

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance as of September 30, 2010 under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders.

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Due to these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  The percentage of beneficial ownership is based on 46,457,403 shares of common stock outstanding as of December 29, 2010.

[Table follows]

CERTAIN BENEFICIAL OWNERS
Title of class	Name and address of beneficial owners	Amount and nature of beneficial ownership	Percent of class
Common	Advantage Link Inc. 31500 Grape Street, Suite 3401 Lake Elsinore, CA 92532	2,800,000	6.2
Common	Ozone Safe Food, Inc. P.O. Box 580490 North Palm Springs, CA 92258	12,800,000	27.6
Common	Taggatz Family Trust 31500 Grape Street, Suite 3401 Lake Elsinore, CA 92532	1,500,000	3.2
Common	Wall Street Marketing Group, Inc. P.O. Box 580490 North Palm Springs, CA 92258	9,000,000	19.4
Common	Sherry L. Wilson 29743 Vacation Drive Canyon Lake, CA 92587	5,678,025	12.2

MANAGEMENT
Title of class	Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Common	Mark T. Taggatz	35,319,525 (1)	76.3

(1)  Represents 3,541,500 held by Mr. Taggatz; 5,678,025 shares held by his spouse; and the shares held by Advantage Link, Inc., Ozone Safe Food, Inc., Taggatz Family Trust and Wall Street Marketing Group, Inc., which Mr. Taggatz has sole power to vote and invest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following information summarizes transactions or proposed transactions in which we were a participant since the beginning of our 2010 fiscal year.  The following transactions between Aquentium and our present director and officer and his affiliates have been negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

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

During the fiscal year ended September 30, 2010, Mr. Taggatz, advanced $9,411 to Aquentium and its affiliates. As of September 30, 2010, $172,658 was due to Mr. Taggatz for advances to Aquentium and its affiliates.

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

	2009	2010
Audit fees	$ 11,350	$ 7,500
Audit related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

No.

Description

21.1

Subsidiaries of Aquentium (Incorporated by reference to exhibit 21.1 to Form 10-K, filed January 14, 2009)

31.1

Chief Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

AQUENTIUM, INC.

/s/ Mark Taggatz

Mark T. Taggatz, President

Date:   December 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Taggatz

Mark T. Taggatz

Chairman of the Board, President,

Chief Executive Officer, Secretary/Treasurer,

Principal Financial and Accounting Officer

Date:   December 29, 2010