Form 10-K/A
period 2010-09-30
AQUENTIUM INC
filed 2011-01-04
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

10

Item 4.  [REMOVED AND RESERVED]

10

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

               and Issuer Purchases of Equity Securities

                                                                    11

Item 6.  Selected Financial Data

12

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations12

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

14

Item 8.  Financial Statements and Supplementary Data

14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         33

Item 9A (T).  Controls and Procedures

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

Description of Business

Since 2002, Aquentium, Inc. has been structured as a holding company that seeks to acquire or invest in viable green technologies.  Our current operations consist of sales and marketing of our ozone equipment and  marketing distributorships for the resale of our ozone equipment to food and beverage processors. The company is also seeking water purification projects that will utilize the ozone technology. We also are manufacturer of  structural insulated panels (SIPs)for commercial and residential buildings. In addition, we are seeking waste to energy projects and solar energy projects throughout the United States and internationally. .  We are also a holding company for six wholly-owned subsidiaries, which are development stage companies without commercial operations.  Our management serves both as a financial and professional business partner for our subsidiaries.  Our role is to improve each subsidiary’s access to potential capital, help them benefit from the economics of scale through the consolidation of administrative functions, and to provide universal access to the financial and management expertise of each subsidiary's corporate personnel.

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

Products and Services

Ozone Equipment

Aquentium is a manufacturer of ozone equipment with distributors marketing our equipment nationally and internationally.  Our ozone equipment is designed to improve food safety and improve the work environment for food and beverage processing plants. It also may be used for water purification.

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

In addition to selling directly, Aquentium plans to rely upon distributor agreements with third parties to sell and market our ozone equipment throughout the world.  Generally, our distributor agreements provide that the distributor has an exclusive or non-exclusive marketing right in a specific geographical market and we agree to pay the distributor a discount based on each sale.  As of the date of this filing we have not recorded revenues from any distributor agreements.

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

Structural Insulated Panels Housing System

In September 2006, Aquentium opened a manufacturing facility for structural insulated panels (“SIP’s”). Any manufacturing of the panels is done based on orders.   Aquentium does not stock inventory. We expect to grow this business through sales of panels to distributors or general contractors.

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

On August 18, 2008, Aquentium signed a business development agreement with Megaros, Inc.  Under the terms of the agreement Megaros will receive commissions related to building contracts using our SIP’s.  (See Part II, Item 7 “Commitments and Contingent Liabilities,” below).  As of the date of this filing we have not paid any commissions related to this agreement and we do not foresee any future business from Megaros, Inc.

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

New Projects

Waste-to-Energy Projects

In January 2009, we announced that the company was pursuing waste-to-energy projects internationally as well as domestically.  The waste-to-energy projects will vary in costs based on the amount of MSW to be processed.  As of the date of this filing, we have signed two Power Purchase Agreements (PPA) with Municipalities in China. Both of these projects are contingent of Aquentium receiving financing to build the facilities.  Our initial projects in China are projected to cost approximately $200 million (US). We would generate revenues based on the sale of electricity to each municipality. Each (PPA) is for 30 years.

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

In April 2006, Aquentium incorporated H.E.R.E International, Inc. in the state of Colorado.  “H.E.R.E.” stands for Housing & Emergency Relief Efforts.  This subsidiary was incorporated to market and manufacture our deployable housing structures.   Although the company receives numerous inquiries on this product, this business will only become operational with orders of 50 units or more to start. As of September 30, 2010, this subsidiary does not have business operations.

Aquentium de Mexico: On October 24, 2007, we incorporated Aquentium de Mexico, in the country of Mexico.  This wholly-owned subsidiary was formed to do business in Mexico in the area of low cost housing.  We are currently are seeking housing and alternative energy business in Mexico.   As of September 30, 2010, this subsidiary does not have any operating business operations.

NewAmerican Energy, Inc..:  In December 2003, Aquentium acquired Charis Energy Development, Inc.  and recently changed the name of the company to New American Energy.  This business seeks solutions in the alternative energy sector.   New American Energy is going to be the Aquentium subsidiary that specializes in the production of algae bio-fuels.  This subsidiary is seeking capital in order to be able to validate the production of an algae prototype system at a major university. As of September 30, 2010, this subsidiary does not have business operations.

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

Aquentium Solar Inc.: In August 2002, Aquentium acquired USA Public Auction, Inc. The name of this company was recently changed to Aquentium Solar.   This company will focus on developing solar energy projects in the USA and internationally. As of September 30, 2010, this subsidiary does not have business operations.

Aquentium’s Joint Ventures

New American Energy, Inc:  On July 28, 2009 Aquentium entered into a joint venture agreement with Clinton Jim, an individual, to produce and harvest algae on 475.450 acres of land located near Standing Rock, New Mexico.  Mr. Jim agreed to provide the land and Aquentium agreed to secure funding for the proposed budget of $44 million (US) for the development of this project.  Under the agreement Aquentium provided an initial capital contribution of $15,000 to secure the use of the land and Aquentium agreed to manage the business operations.  Also, Mr. Jim will receive an annual payment of $250,000 once production begins.   If Aquentium fails to raise the necessary funding within 24 months of the effective date of the agreement, the joint venture agreement will become void.   The joint venture agreement may be terminated by an agreed buyout, or expiration of its term, through July 27, 2108. As of September 30, 2010 there was no activity per this agreement for over one year so the Company has elected to impair the initial investment of $15,000.

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

The holder of the License is required by the Botswana government to conduct a prospecting program that satisfies minimum annual expenditures over a three year period.  The estimated costs are BWP 400, 000 (approximately $60,000 U.S. based upon the foreign exchange rate on September 30, 2008) in year one to be used to review the historical data of the License area and complete mapping and geological assessments.  In year two, the License holder should begin soil sampling, complete a detailed ground survey and begin drilling of priority targets.  The minimum annual expenditure for years two and three is BWP 800, 000 (approximately $120,000 U.S. based upon the foreign exchange rate on September 30, 2008) per year.  In year three, test drilling should continue and assays should be conducted for any mineral occurrences.  As of the date of this filing, we have not secured funding to satisfy the annual expenditure requirement for the first two years.  Management does not expect to spend more time in the near future..

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Overview

During the past year, Aquentium has actively expanded our operational focus to providing “green technologies” to businesses throughout the world.  We introduced our MOS-1 ozone system for use in food processing, beverage processing, hotels, schools, hospitals, and veterinarian clinics.  We intend to market that product directly to businesses as well as sell directly to third party distributors.   On a daily operational basis the company plans to sell and market our complete line of ozone sanitation equipment. During the next 12 months, the company plans on designing larger commercial water purification systems for use beyond the food and beverage industry.

We are also expanding our business in the area of alternative energy.  Currently, we are pursuing waste-to-energy projects throughout the world as well as the production of algae bio-fuels.  We have focused our efforts on bringing waste-to-energy solutions to Asia, Europe, and North, Central  and South America.  Management is excited about the worldwide demand for such technology.

We continue to market our SIPs and with this technology we are actively seeking real estate projects in the market of affordable living or commercial office buildings that could utilize our SIP system.  This product can be used worldwide.

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

Audited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aquentium, Inc. and subsidiaries (a Delaware corporation)

(A Development Stage Company)

Perris, California

We have audited the accompanying consolidated balance sheets of Aquentium, Inc. and subsidiaries (A Development Stage Company) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2010 and 2009, and from inception (April 30, 2001) through September 30, 2010. Aquentium, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aquentium, Inc. and subsidiaries (A Development Stage Company) as of September 30, 2010 and 2009, and the results of its operations and cash flows for the years ended September 30, 2010 and 2009, and from inception (April 30, 2001) through September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2010

(AUDITED)

					Other
	Common Stock		Paid in	Accumulative	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Deficit

Founder's capital contribution	-	$ -	$ 500	$ -	$ -	$ 500
Capital contributed, office space	-	-	3,000	-	-	3,000
Common stock issued for reverse merger	4,000,000	20,000	(20,000)	-	-	-
Preferred stock converted	1,000,000	5,000	(5,000)	-	-	-
Common stock retained byshareholders April, 2002 for the acquisition of Aquentium, Delaware valued at par value per share	76,014	380	(380)	-	-	-
Stock for services	500,000	2,500	7,500	-	-	10,000
Acquisitions of subsidiaries	900,000	4,500	13,500	-	-	18,000
Net (loss) for the period of April 30, 2001 through September 30, 2002	-	-	-	(61,987)	-	(61,987)

Balance September 30, 2002	6,476,014	32,380	(880)	(61,987)	-	(30,487)
Stock options compensation	-	-	100,000	-	-	100,000
Stock for services	2,160,000	10,800	32,400	-	-	43,200
Acquisition of subsidiaries	250,000	1,250	3,750	-	-	5,000
Debt settlement	2,000	10	30	-	-	40
Capital contributed, office space	-	-	3,000	-	-	3,000
Net (loss) for the year ended September 30, 2003	-	-	-	(259,910)	-	(259,910)

Balance September 30, 2003	8,888,014	44,440	138,300	(321,897)	-	(139,157)
Acquisition of subsidiaries	2,080,000	10,400	(10,400)	-	-	-
Lease deposit	5,140	26	77	-	-	103
Stock for services	1,007,000	5,035	15,105	-	-	20,140
Rescission of 2002 acquisition	(500,000)	(2,500)	2,500	-	-	-
Officer compensation	3,000,000	15,000	45,000	-	-	60,000
Capital contributed, office space	-	-	3,000	-	-	3,000
Net income for the year ended September 30, 2004	-	-	-	391,123	-	391,123
Other comprehensive income(loss):
Unrealized loss on stock	-	-	-	-	(230,000)	(230,000)
Comprehensive income	-	-	-	-	-	-
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

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Audited)

NOTE 1:  BUSINESS AND HISTORY

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 2 H "Development Stage Company").  Its holdings include a public relations and consulting service and an early-stage entertainment division that will develop and license products and publications (Canby Group, Inc.), a proprietary software that allows new and used car dealers a fully operational live on-line auction website (Aquentium Solar, Inc.), the research and development of alternative energy projects, (New American Energy, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc.) and (Aquentium De Mexico).  All the above companies were inactive during fiscal years ending September 30, 2009 and 2010, however, See Note 1C, "Acquisitions and Dispositions" for additional information.

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

On December 8, 2003, Charis Energy Development, Inc.,(now New American Energy, Inc) a privately held company, was acquired for 1,000,000 restricted shares.  As there were no assets or liabilities, the acquisition is treated as a capital transaction instead of a business combination and no goodwill or other intangibles are recognized.

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

continued

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Audited)

Period/ Date of Share Issuance	Description	Shares	Price per Share	Cost of Shares
10/03/08	Shares issued for service	100,000	$0.0255	$ 2,550
10/03/08	Shares issued for service	3,500,000	0.0255	89,250
10/03/08	Shares issued for service	1,250,000	0.0300	37,500
10/16/08	Shares issued for debt	5,292,549	0.0255	134,900
10/16/08	Shares issued for interest	467,647	0.0255	11,925
10/16/08	Shares issued for salaries payable	7,039,804	0.0255	179,515
	2008 TOTAL	17,650,000		$ 455,700

3/1/2010	Shares issued for service	100,000	$ 0.05	$ 5.000
5/20/2010	Shares issued for service	1,000,000	0.04	$ 40,000
	2010 TOTAL	1,100,000		45,000

	ACCUMULATED TOTAL	46,457,403		$1,075,258

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