Form 10-Q
period 2010-12-31
AQUENTIUM INC
filed 2011-02-14
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes  [   ]   No  [X]

As of February 14, 2011, the registrant had 46,457,403 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three months periods ended December 31, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended December 31, 2010, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(Unaudited)	(Audited)

ASSETS

Current assets	--	--
Total current assets	--	--

Total assets	$ --	$ --

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$ 127	$ 127
Accounts payable	35,032	28,764
Accrued interest	39,498	36,488
Accrued expense- litigation	177,247	177,247
Advances-related party	176,770	176,770
Accrued rent-related party	72,000	57,600
Salaries payable- related party	1,295,356	1,235,357
Total current liabilities	1,796,030	1,712,353

Total liabilities	1,796,030	1,712,353

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 46,457,403
as December 31, 2010 and 46,457,403 as of
September 30, 2010	232,287	226,787
Additional paid-in capital	952,471	952,471
Accumulated deficit during development stage	(2,980,788)	(2,897,111)
Total stockholders’ deficit	(1,796,303)	(1,712,353)

Total liabilities and stockholders’ deficit	$ --	$ --

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			From
			Inception
			(April 30,
	Three Months Ended		2001) to
	December 31,		December 31,
	2010	2009	2010

Income	$ --	$ --	$ --

Selling, general and administrative expenses	80,667	83,244	4,577,442
Depreciation	-	-	3,973

Loss from operations	(80,667)	(83,244)	(4,581,415)

Other income (expense)
Other income	--	--	1,877
Gain on sale of investment/business	--	--	370,000
Rental income	--	--	1,471,279
Impairment loss	--	--	(15,000)
Expense- litigation settlement	--	--	(177,247)
Interest expense	(3,010)	(3,046)	(50,282)

Total other income (expense)	(3,010)	(3,046)	1,600,627

Net loss	$ (83,677)	$ (86,290)	$ (2,980,788)

Loss per common share - Basic	$ (0.00)	$ (0.00)

Basic weighted average number
of common shares outstanding	46,457,403	45,357,403

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		From inception
	December 31,		(April 30, 2001) to
	2010	2009	December 31, 2010
Cash Flows From Operating Activities:
Net loss	$ (83,677)	$ (86,290)	$ (2,980,788)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	--	--	715,755
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Stock brought into capital	--	--	--
Disposition of subsidiary	--	--	18,465
Stock option compensation	--	--	100,000
Impairment expenses	--	--	18,638
Changes in operating assets and liabilities:
Accrued rent	14,400	14,400	72,000
Accrued expense-litigation payable	--	--	177,247
Accounts payable	6,267	6,647	35,031
Accrued interest	3,010	3,010	51,423
Salaries payable-related party	60,000	60,000	1,712,253

Net cash used in operating activities	--	(2,233)	(440,003)

Cash Flows From Investing Activities:
Investment in joint venture			(15,000)
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(18,973)

Cash Flows From Financing Activities:
Bank overdraft	--	-	127
Note payable-related party	--	1,633	134,960
Advances – related party	--	600	314,389
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	--	2,233	458,976

Net increase in cash	--	--	--
Cash at beginning of period	--	--	--
Cash at end of period	$ --	$ --	$ --

The accompanying notes an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	Three Months Ended		From inception
	December 31,		(April 30, 2001) to
	2010	2009	December 31, 2010
Non-Monetary Transactions

Stock for debt settlement 5,292,549 shares issued
at $0.0255 and $0.02 per share respectively	$ --	$ --	$ 135,000

Stock for interest 467,631 shares issued at
$0.0255 per share	$ --	$ --	$ 11,925

Stock for officer salaries payable 7,039,820 and
3,000,000 shares respectively shares issued
$0.0255 and $0.02 per share respectively	$ --	$ --	$ 239,515

Stock for licensing agreement 100,000
shares issued at $0.06 per share	$ --	$ --	$ 6,000

Stock for acquisitions 1,150,000
shares issued at $0.02 per share	$ --	$ --	$ 23,000

Stock issue for salary 3,000,000
shares issued at $0.02 per share	$ --	$ --	$ 60,000

Stock for patent pending 4,000
shares issued at 1.00 per share	$ --	$ --	$ 4,000

Reduction of liability to a related
party by an exchange in investment	$ --	$ --	$ 375,000

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

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2010 included in our Annual Report on Form 10-K, filed on December 29, 2010 and then amended on January 4, 2011.

NOTE 2- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,980,788 and has no revenues to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3- BUSINESS  DESCRIPTION

A.

Business

Aquentium, Inc. and subsidiaries (“Aquentium” or “the Company”) (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 4B “Development-Stage Company”) Its holdings include the design and development of solar panels, (New American Energy, Inc.), the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc.) and (Aquentium DeMexico), developing solar energy (Aquentium Solar, Inc., Canby Group, Inc.).  The subsidiaries were all inactive during the period ending December 31, 2010.

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

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6:  STOCK ISSUED

During the year ended September 30, 2010, the Company issued 1,100,000 shares of its common stock to two individuals for services with a value of $45,000 ($0.04 to $0.05 per share).  One individual may be further compensated with the company’s common stock based on the sales made by that individual for the Company.

NOTE 7- RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)

Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food (OSF). Through OSF, Mr. Taggatz has advanced funds to pay for expenses on behalf of the Company.  Mr. Taggatz and affiliates have a total outstanding balance of $176,770 as of December 31, 2010.

b)

The Company recorded compensation of $60,000 as salary payable for the three month period ending December 31, 2010 and 2009 which are accrued but not paid.  Total salaries payable as of December 31, 2010 and September 30, 2010 was $1,295,356 and $1,235,357 respectively.

c)

The Company entered into a lease agreement with Sani Dri and has accrued rent payable of $72,000 as of December 31, 2010. (See Note 12 “Lease Agreement”).  Sani Dri is a Company which the wife of Mr. Taggatz controls.

NOTE 8 - ACCRUED INTEREST

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the three month period ended December 31, 2010 the Company accrued interest of $3,010 for the outstanding judgment resulting in total interest accrued as of December 31, 2010 of $39,498. (See Note 9: Commitments and Contingencies)

NOTE 9- COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of December 31, 2010, $177,247 for the judgment plus accrued interest of $39,498 has been accrued by the Company for a total liability of $216,745.

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

NOTE 10 – JOINT VENTURES

In March 2004, Aquentium entered into 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of December 31, 2010, the joint venture had no further activity.

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

On August 18, 2008, the Company signed a business development agreement with Megaros, Inc. Under the terms of the agreement Megaros will receive commissions starting at five (5) percent of the first $1,000,000 of sales and decreasing one (1) percent for each $1,000,000 of additional sales of the Company’s products

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 28, 2009, the Company signed a joint venture agreement with an individual for the production and harvesting of algae on property owned by the individual.  Under the terms of the agreement the Company is required to raise substantial capital within twenty four months of the date of the agreement plus manage the joint venture on behalf of both parties.  The Company was obligated to a one-time fee of $15,000, which has been paid, plus an annual fee of $250,000 payable to the individual, once production commences. As there has been no activity and the obligation of the Company has not been met, the Company has impaired the investment of $15,000 at September 30, 2010.

NOTE 11 – FOREIGN SUBSIDIARY

On October 24, 2007, Aquentium formed Aquentium De Mexico, a Mexican subsidiary, to manufacture and market our low-cost housing model units in the Mexican Republic.  The Company hired an intermediary to do the necessary work for the legal formation and registration of the subsidiary in Mexico.  The Company paid the intermediary $10,000 as a service fee which included all expenses related to this matter.  In addition, the intermediary was granted 100,000 shares of the Company’s common stock at $0.23 per share with a value of $23,000. No activity has been recorded during the period ending December 31, 2010.

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

Liquidity and Capital Resources

From inception (April 30, 2001) to December 31, 2010, we had an accumulated deficit of $2,980,788. We recorded a net loss of $83,667 for the three months ending December 31, 2010, respectively. The net loss was $86,290 for the same periods during 2009.  The reduced loss was minimal in 2010 over 2009 due to lower general and administrative costs during the comparable periods in 2010 over 2009. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $1,796,030 as of December 31, 2010 compared to a negative $ 1,712,353 as of September 30, 2010. No cash used in operations during the period ending December 31, 2010 compared to funds used of $2,233 during the same period in 2009. Funds provided from financing activities were zero in 2010 compared to $2,233 in 2009. All financing during 2009 was provided by related parties.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During the three month period ended December 31, 2010 we have  not received any advances from our President, Mark T. Taggatz, who has a total outstanding balance of $172,637 and an outstanding balance of $4,133 from Ozone Safe Food, Inc., a related party.  The advances are used for operational expenses in the normal course of business.  We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

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

Results of Operations

We did not record revenue in either the three months ending December 31, 2010 or 2009.  The general and administrative expense decrease marginally during the three months ended December 31, 2010.  Management anticipates our general and administrative expenses will increase when we launch full operations related to the business opportunities we are currently investigating.  Other expense for the three months ended December 31, 2010 and 2009 were related to interest expense due to outstanding loans and interest related to a legal settlement.  Management anticipates net losses will continue over the next two to three years as we develop our operations.

Off-Balance Sheet Arrangements

None.

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord of the Tennant Desert property in August 2007, we moved to a new office.  As a result of the legal action brought by the landlord, a judgment was filed against Aquentium and we have recognized an accrued a liability of $177,247, plus interest of $39,498 for a total of $216,745, related to the judgment awarded to the landlord of the Tennant Desert property.

On July 28, 2009, Aquentium entered into a joint venture agreement with Clinton Jim, an individual, to produce and harvest algae on 475.450 acres of land located near Standing Rock, New Mexico.  Mr. Jim agreed to provide the land and Aquentium agreed to secure funding for the proposed budget of $44 million (US) for the development of this project.  Under the agreement Aquentium provided an initial capital contribution of $15,000 to secure the use of the land and Aquentium agreed to manage the business operations.  Also, Mr. Jim will receive an annual payment of $250,000 once production begins.   If Aquentium fails to raise the necessary funding within 24 months of the effective date of the agreement, the joint venture agreement will become void.   The joint venture agreement may be terminated by an agreed buyout, or expiration of its term, through July 27, 2108.  As of the date of this filing, we have contributed $15,000 to secure the use of the land, but have not raised the necessary funds to move forward with this project. The $15,000 was impaired during the last fiscal year.

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

Date: February 14, 2011	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz President Chief Executive Officer Principal Financial and Accounting Officer