Form 10-Q
period 2011-03-31
AQUENTIUM INC
filed 2011-05-16
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

[   ] Yes   [X] No

As of May 12, 2011, the registrant had 46,457,403 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six months periods ended March 31, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended March 31, 2011, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31	September 30,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$ 5,000	$ --
Total current assets	5,000	--

Total assets	$ 5,000	$ --

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$ 127	$ 127
Accounts payable	29,709	28,764
Accrued interest	42,508	36,488
Accrued expense- litigation	177,247	177,247
Advances-related party	190,896	176,770
Accrued rent-related party	86,400	57,600
Salaries payable- related party	1,355,357	1,235,357
Total current liabilities	1,882,244	1,712,353

Total liabilities	1,882,244	1,712,353

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 46,457,403
as March 31, 2011 and 46,457,403 as of
September 30, 2010	232,287	232,287
Additional paid-in capital	952,471	952,471
Accumulated deficit during development stage	(3,062,002)	(2,897,111)
Total stockholders’ deficit	(1,877,244)	(1,712,353)

Total liabilities and stockholders’ deficit	$ 5,000	$ --

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From
					Inception
					(April 30,
	Three Months		Six Months		2001) to
	Ended March 31,		Ended March 31,		March 31,
	2011	2010	2011	2010	2011

Income	$ 5,000	$ --	$ 5,000	--	$ 5,000

Selling, general and administrative expenses	83,203	83,292	163,870	166,536	4,660,645
Impairment loss	--	--	--	-	15,000
Depreciation	-	-			3,973

Loss from operations	(78,203)	(83,292)	(158,870)	(166,536)	(4,674,618)

Other income (expense)
Other income	--	1,877	--	1,877	1,877
Gain on sale of investment/business	--	--	--	-	370,000
Rental income	--	--	--	-	1,471,279
Expense- litigation settlement	--	--	--	-	(177,247)
Interest expense	(3,010)	(3,148)	(6,020)	(6,194)	(53,292)

Total other income (expense)	(3,010)	(1,271)	(6,020)	(4,317)	1,612,617

Net loss	$ (81,213)	$ (84,563)	$ (164,890)	$ (170,853)	$ (3,062,001)
Loss per common share
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic weighted average number
of common shares outstanding	46,457,403	45,424,403	46,457,403	45,404,403

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months		From inception
	Ended March 31,		(April 30, 2001) to
	2011	2010	March 31, 2011
Cash Flows From Operating Activities:
Net loss	$ (164,890)	$ (170,853)	$ (3,062,001)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	--	5,000	715,755
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Disposition of subsidiary	--	--	18,465
Stock option compensation	--	--	100,000
Impairment expenses	--	--	18,638
Changes in operating assets and liabilities:
Accounts receivable	--	--	--
Accrued rent	28,800	28,800	86,400
Accrued expense-litigation payable	--	--	177,247
Accounts payable	945	4,388	29,709
Accrued interest	6,020	6,020	54,433
Salaries payable-related party	120,000	120,000	1,772,253

Net cash used in operating activities	(9,125)	(6,645)	(449,128)

Cash Flows From Investing Activities:
Investment in joint venture			(15,000)
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(18,973)

Cash Flows From Financing Activities:
Bank overdraft	--	-	127
Note payable-related party	--		134,960
Advances – related party	14,125	8,033	328,514
Payment to advance- related party		(820)	-
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	14,125	7,213	473,101

Net increase in cash	5,000	568	5,000
Cash at beginning of period	--	--	--
Cash at end of period	$ 5,000	$ 568	$ 5,000

The accompanying notes an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	Six Months		From inception
	Ended March 31,		(April 30, 2001) to
	2011	2010	March 31, 2011
Non-Monetary Transactions

Stock for debt settlement 5,292,549 shares
issued at $0.0255 and $0.02 per share respectively	$ --	$ --	$ 135,000

Stock for interest 467,631
shares issued at $0.0255 per share	$ --	$ --	$ 11,925

Stock for officer salaries payable 7,039,820 and 3,000,000 shares respectively shares issued $0.0255 and $0.02per share, respectively	$ --	$ --	$ 239,515

Stock for licensing agreement 100,000
shares issued at $0.06 per share	$ --	$ --	$ 6,000

Stock for acquisitions 1,150,000
shares issued at $0.02 per share	$ --	$ --	$ 23,000

Stock issue for salary 3,000,000
shares issued at $0.02 per share	$ --	$ --	$ 60,000

Stock for patent pending 4,000
shares issued at 1.00 per share	$ --	$ --	$ 4,000

Reduction of liability to a related
party by an exchange in investment	$ --	$ --	$ 375,000

The accompanying notes are an integral part of the consolidated financial statements.

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

NOTE 2- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $3,062,001 and has limited revenues to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - BUSINESS DESCRIPTION

A.

Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 4B "Development Stage Company").  Its holdings include a solar energy company for solar farms, residential and commercial buildings (Aquentium Solar, Inc.), a company for research and development of algae energy projects, (New American Energy, Inc.), a Waste-To-Energy company for the development of waste-to-energy projects and recycling systems (Environmental Waste Management, Inc.), a housing company for the development of emergency and re-deployable housing structures (H.E.R.E. International, Inc.), an early-stage entertainment company that for the development of motion pictures, music, print publications, and consumer products (Canby Group, Inc.), and (Aquentium De Mexico) for any housing, energy, and water treatment business done in the Country of Mexico.  The subsidiaries were not active during the period ending March 31, 2011.

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

E.   Revenue Recognition

The Company recognizes revenue upon shipment of a product to the customer or upon completion of the service the Company is providing.

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

There have been no new issuances in the three and six month period ending March 31, 2011.

NOTE 7- RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)

Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food (OSF). Through OSF, Mr. Taggatz has advanced funds to pay for expenses on behalf of the Company.  Mr. Taggatz and affiliates have a total outstanding balance of $190,896 as of March 31, 2011.

b)

The Company recorded compensation of $120,000 as salary payable for the six month period ending March 31, 2011 and 2010 which are accrued but not paid.  Total salaries payable as of March 31, 2011 and September 30, 2010 was $1,355,357 and $1,235,357 respectively.

c)

The Company entered into a lease agreement with Sani Dri and has accrued rent payable of $86,400 as of March 31, 2011. (See Note 12 “Lease Agreement”).  Sani Dri is a Company which the wife of Mr. Taggatz controls.

NOTE 8 - ACCRUED INTEREST

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the six months period ended March 31, 2011 the Company accrued interest of $6,020 for the outstanding judgment resulting in total interest accrued as of March 31, 2011 of $42,508. (See Note 9: Commitments and Contingencies)

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9- COMMITMENTS AND CONTINGENCIES

Effective September 1, 2004, the Company exercised an option to lease 84,772 square feet of building space on an average monthly basis of $31,897 per month.  The Company was assigned the lease rights of the other tenants in the building and collected rents from those tenants.  For the years ending September 30, 2009 and 2008, the Company recorded no lease expenses in connection with these leases.  The Company had an option to purchase the building for $5.1 million.  The largest tenant in the building was eFoodsafety.com

During the year ended September 30, 2007, the Company was party to an arbitration hearing with the landlord pertaining to the lease of the building and the sub-lease of portions of the building to its sub-tenants.  On April 11, 2007, the arbitrator granted legal fees to the landlord in the amount of $47,000. On April 19, 2007 and June 29, 2007, amended notices of ruling were heard by the Superior Court of California, County of Riverside resulting in a judgment awarded on September 21, 2007 to the landlord of $146,917 including fees and interest. Additionally, on August 17, 2007, the landlord received a judgment against the Company of $29,692 pertaining to termination of the Company’s occupancy of the building.

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of March 31, 2011, $177,247 for the judgment plus accrued interest of $42,508 has been accrued by the Company for a total liability of $219,755.

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

On September 20, 2007, Aquentium, Inc. entered into a joint venture agreement with Mootah Energetic Pty, Ltd., a Republic of  Botswana company (“Mootah”). Aquentium and Mootah agreed to jointly develop a mining concession granted to Mootah by the Republic of Botswana. Prospecting License No. PL 163/2007 (“License”) was granted to Mootah on July 30, 2007, and on September 20, 2007, Aquentium issued 100,000 shares of common stock, valued at approximately $6,000 (was expensed as of September 30, 2007),  to Mootah in consideration for a 51% interest in that License. The License provides for the exclusive right to prospect a 572.6 square kilometer area located in Southern Botswana for copper, nickel, lead, silver, gold, platinum group metals and uranium.  The initial term of the License is for a period of three years, ending on June 30, 2010.  The Company may terminate the agreement if there is an unacceptable change in control of the government of Botswana.  In addition, the Company has an option to continue operations related to the License for a period of 25 years. This agreement has been terminated due to lack of funding by Aquentium.

On August 18, 2008, the Company signed a business development agreement with Megaros, Inc. Under the terms of the agreement Megaros will receive commissions starting at five (5) percent of the first $1,000,000 of sales and decreasing one (1) percent for each $1,000,000 of additional sales of the Company’s products.

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

NOTE 11 – FOREIGN SUBSIDIARY

On October 24, 2007, Aquentium formed Aquentium De Mexico, a Mexican subsidiary, to manufacture and market our low-cost housing model units in the Mexican Republic.  The Company hired an intermediary to do the necessary work for the legal formation and registration of the subsidiary in Mexico.  The Company paid the intermediary $10,000 as a service fee which included all expenses related to this matter.  In addition, the intermediary was granted 100,000 shares of the Company’s common stock at $0.23 per share with a value of $23,000. No activity has been recorded during the period ending March 31, 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Aquentium, Inc. is a holding company of nine wholly-owned subsidiaries and we have interests in joint ventures, as well as business opportunities related to ozone equipment and structural insulated panels.  During the past year, we have actively expanded our focus into providing green technologies and solutions to businesses throughout the world.  We are expanding our business in the area of alternative energy and are currently pursuing Waste-to-Energy projects throughout the world as well as the production of algae bio-fuels.   We have been focused on bringing Waste-to-Energy solutions to the countries in Europe, South America, Asia and the country of Mexico.  Management is very optimistic about the worldwide demand for such technology.

On a daily basis Aquentium plans to sell and market our complete line of ozone sanitation equipment.  This technology is designed for use in food processing, beverage processing, hotels, schools, hospitals, and veterinarian clinics. In addition to our distributors, the company also markets directly to these industries.

As of the date of this filing we have minimal operations and have recorded minimal revenues for the past two years.  Our focus for the next twelve months will be to obtain additional funding to develop and expand our operations and new projects.   Our success will depend on our ability to obtain funding through equity and/or debt transactions.  However, with the downturn of the United States and world economies, we will encounter substantial competition for the limited financing that will be available in the market place.  If we are unable to obtain financing, then we will likely delay further business development of any of our products, marketing and other projects and joint ventures.  Potential investors must recognize that we have limited capital available for the development of our business plan and all risks inherent in a new and inexperienced enterprise are inherent in our plan to launch operations.

In summary, management continues to position the company in a way to best benefit from worldwide economic conditions, trends, events, and demand for new technologies.

Liquidity and Capital Resources

From inception (April 30, 2001) to March 31, 2011, we had an accumulated deficit of $3,062,001. We recorded a net loss of $ 81,213 and $164,890 for the three and six months ending March 31, 2011, respectively. The net loss was $84,563 and $ 170,853 for the same periods during 2010.  The reduced loss was minimal in 2011 over 2010. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $1,877,244 as of March 31, 2011 compared to a negative $ 1,712,353 as of September 30, 2010. Cash used in operations totaled $9,125 during the period ending March 31, 2011 compared to $6,645 during the same period in 2010. Funds provided from financing activities were $14,125 in 2011 compared to $7,213 in 2010. All financing was provided by related parties.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During the six month period ended March 31, 2011 we have received advances from our President, Mark T. Taggatz, who has a total outstanding balance of $172,637 plus an outstanding balance of $18,259 from Ozone Safe Food, Inc., a related party.  The advances are used for operational expenses in the normal course of business.  We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

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

Results of Operations

We recorded service income of $5,000 in the six months ending March 31, 2011 and other income of $1,877 during the same period in 2010.  The general and administrative expense decrease marginally during the six months ended March 31, 2011.  Management anticipates our general and administrative expenses will increase when we launch full operations related to the business opportunities we are currently investigating.  Other expense for the six months ended March 31, 2011 and 2010 were related to accrued salaries payable, interest expense due to outstanding loans and interest related to a legal settlement.  Management anticipates net losses will continue over the next two to three years as we develop our operations.

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

Date: May 12, 2011	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz President Chief Executive Officer Principal Financial and Accounting Officer