Form 10-Q
period 2011-06-30
AQUENTIUM INC
filed 2011-08-15
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes[X] No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes[   ]    No [X]

As of August 12, 2011, the registrant had 46,457,403 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine months periods ended June 30, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended June 30, 2011, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	Jun 30, 2011	Sep 30, 2010
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$ 2,480	$ --
Total current assets	2,480	--

Total assets	$ 2,480	$ --

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$ 127	$ 127
Accounts payable	35,636	28,764
Accrued interest	45,518	36,488
Accrued expense- litigation	177,247	177,247
Advances-related party	185,970	176,770
Accrued rent-related party	100,800	57,600
Salaries payable- related party	1,415,356	1,235,357
Total current liabilities	1,960,654	1,712,353

Total liabilities	1,960,654	1,712,353

Stockholders’ deficit
Preferred shares, par value $0.0000110,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005 authorized 100,000,000 shares, issued and outstanding 46,457,403 as June 30, 2011 and 46,457,403 as of September 30, 2010	232,287	232,287
Additional paid-in capital	952,471	952,471
Accumulated deficit during development stage	(3,142,932)	(2,897,111)
Total stockholders’ deficit	(1,958,174)	(1,712,353)

Total liabilities and stockholders’ deficit	$ 2,480	$ --

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Inception
					(April 30,
	Three Months		Nine Months		2001) to
	Ended Jun 30,		Ended Jun 30,		From Jun 30,
	2011	2010	2011	2010	2011

Income	$ --	$ --	$ 5,000	--	$ 5,000

Selling, general and administrative expenses	77,920	117,868	241,790	284,404	4,738,565
Impairment loss	--	--	--	--	15,000
Depreciation	--	--	--	--	3,973

Loss from operations	(77,920)	(117,868)	(236,790)	(284,404)	(4,752,538)

Other income (expense)
Other Income	--	--	--	1,877	1,877
Gain on sale of investment /business	--	--	--	--	370,000
Rental income	--	--	--	--	1,471,279
Expense- litigation settlement	--	--	--	--	(177,247)
Interest expense	(3,010)	(3,192)	(9,030)	(9,386)	(56,302)

Total other income (expense)	(3,010)	(3,192)	(9,030)	(7,509)	1,609,607

Net loss	$ (80,930)	$ (121,060)	$ (245,820)	$ (291,913)	$ (3,142,931)

Loss per common share - Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic weighted average number
of common shares outstanding	46,457,403	45,974,985	46,457,403	45,530,297

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months		From inception
	Ended Jun 30,		(Apr 30, 2001) to
	2011	2010	Jun 30, 2011
Cash Flows From Operating Activities:
Net loss	$ (245,820)	$ (291,913)	$ (3,142,931)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	--	45,000	715,755
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Disposition of subsidiary	--	--	18,465
Stock option compensation	--	--	100,000
Impairment expenses	--	--	18,638
Changes in operating assets and liabilities:
Accounts receivable	--	--	--
Accrued rent	43,200	43,200	100,800
Accrued expense-litigation payable	--	--	177,247
Accounts payable	6,870	4,843	35,635
Accrued interest	9,030	9,030	57,443
Salaries payable-related party	180,000	180,000	1,832,252

Net cash used in operating activities	(6,720)	(9,840)	(446,723)

Cash Flows From Investing Activities:
Investment in joint venture			(15,000)
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(18,973)

Cash Flows From Financing Activities:
Bank overdraft	--	127	127
Note payable-related party	--	--	134,960
Advances – related party	9,200	9,713	323,589
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	9,200	9,840	468,176

Net increase in cash	2,480	--	2,480
Cash at beginning of period	--	--	--
Cash at end of period	$ 2,480	$ --	$ 2,480

The accompanying notes an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	Nine Months		From inception
	Ended Jun 30,		(Apr 30, 2001) to
	2011	2010	Jun 30, 2011
Non-Monetary Transactions

Stock for debt settlement 5,292,549 shares issued at $0.0255 and $0.02 per share respectively	$ --	$ --	$ 135,000

Stock for interest 467,631shares issued at $0.0255 per share	$ --	$ --	$ 11,925

Stock for officer salaries payable 7,039,820 and 3,000,000 shares respectively shares issued $0.0255 and $0.02 per share respectively	$ --	$ --	$ 239,515

Stock for licensing agreement 100,000shares issued at $0.06 per share	$ --	$ --	$ 6,000

Stock for acquisitions 1,150,000shares issued at $0.02 per share	$ --	$ --	$ 23,000

Stock issue for salary 3,000,000shares issued at $0.02 per share	$ --	$ --	$ 60,000

Stock for patent pending 4,000shares issued at 1.00 per share	$ --	$ --	$ 4,000

Reduction of liability to a related party by an exchange in investment	$ --	$ --	$ 375,000

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

NOTE 2- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $3,142,931 and has limited revenues to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - BUSINESS DESCRIPTION

A.

Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 4B "Development Stage Company").  Its holdings include a solar energy company for solar farms, residential and commercial buildings (Aquentium Solar, Inc.), a company for research and development of algae energy projects, (New American Energy, Inc.), a Waste-To-Energy company for the development of waste-to-energy projects and recycling systems (Environmental Waste Management, Inc.), a housing company for the development of emergency and re-deployable housing structures (H.E.R.E. International, Inc.), an early-stage entertainment company that for the development of motion pictures, music, print publications, and consumer products (Canby Group, Inc.), and (Aquentium De Mexico) for any housing, energy, and water treatment business done in the Country of Mexico.  The subsidiaries were not active during the period ending June 30, 2011.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Principles of Consolidation

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

There have been no new issuances in the three and nine month period ending June 30, 2011.

NOTE 7- RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)

Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food (OSF). Through OSF, Mr. Taggatz has advanced funds to pay for expenses on behalf of the Company.  Mr. Taggatz and affiliates have a total outstanding balance of $185,970 as of June 30, 2011.

b)

The Company recorded compensation of $180,000 as salary payable for the nine month period ending June 30, 2011 and 2010 which are accrued but not paid.  Total salaries payable as of June 30, 2011 and September 30, 2010 was $1,415,357 and $1,235,357 respectively.

c)

The Company entered into a lease agreement with Sani Dri and has accrued rent payable of $100,800 as of June 30, 2011. (See Note 12 “Lease Agreement”).  Sani Dri is a Company which the wife of Mr. Taggatz controls.

NOTE 8 - ACCRUED INTEREST

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the nine months period ended June 30, 2011 the Company accrued interest of $9.030 for the outstanding judgment resulting in total interest accrued as of June 30, 2011 of $45,518. (See Note 9: Commitments and Contingencies)

NOTE 9- COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of June 30, 2011, $177,247 for the judgment plus accrued interest of $45,518 has been accrued by the Company for a total liability of $222,765.

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

On September 20, 2007, Aquentium, Inc. entered into a joint venture agreement with Mootah Energetic Pty, Ltd., a Republic of  Botswana company (“Mootah”). Aquentium and Mootah agreed to jointly develop a mining concession granted to Mootah by the Republic of Botswana. Prospecting License No.PL 163/2007 (“License”) was granted to Mootah on July 30, 2007, and on September 20, 2007, Aquentium issued 100,000 shares of common stock, valued at approximately $6,000 (was expensed as of September 30, 2007),  to Mootah in consideration for a 51% interest in that License. The License provides for the exclusive right to prospect a 572.6 square kilometer area located in Southern Botswana for copper, nickel, lead, silver, gold, platinum group metals and uranium.  The initial term of the License is for a period of three years, ending on June 30, 2010.  The Company may terminate the agreement if there is an unacceptable change in control of the government of Botswana.  In addition, the Company has an option to continue operations related to the License for a period of 25 years. This agreement has been terminated due to lack of funding by Aquentium.

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

NOTE 11 – FOREIGN SUBSIDIARY

On October 24, 2007, Aquentium formed Aquentium De Mexico, a Mexican subsidiary, to manufacture and market our low-cost housing model units in the Mexican Republic.  The Company hired an intermediary to do the necessary work for the legal formation and registration of the subsidiary in Mexico.  The Company paid the intermediary $10,000 as a service fee which included all expenses related to this matter.  In addition, the intermediary was granted 100,000 shares of the Company’s common stock at $0.23 per share with a value of $23,000. No activity has been recorded during the period ending June 30, 2011.

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

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

From inception (April 30, 2001) to June 30, 2011, we had an accumulated deficit of $3,142,931. We recorded a net loss of $ 80,930 and $245,820 for the three and nine months ending June 30, 2011, respectively. The net loss was $121,060 and $ 291,913 for the same periods during 2010.  The reduced loss was minimal in 2011 over 2010. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $1,958,174 as of June 30, 2011 compared to a negative $ 1,712,353 as of September 30, 2010. Cash used in operations totaled $6,720 during the period ending June 30, 2011 compared to $9,840 during the same period in 2010. Funds provided from financing activities were $9,200 in 2011 compared to $9,840 in 2010. All financing was provided by related parties.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During the nine month period ended June 30, 2011 we have received advances from our President, Mark T. Taggatz, who has a total outstanding balance of $173,637 plus an outstanding balance of $12,333 from Ozone Safe Food, Inc., a related party.  The advances are used for operational expenses in the normal course of business.  We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

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

Results of Operations

We recorded service income of $5,000 in the nine months ending June 30, 2011 and other income of $1,877 during the same period in 2010.  The general and administrative expense decrease during the nine months ended June 30, 2011.  Management anticipates our general and administrative expenses will increase when we launch full operations related to the business opportunities we are currently investigating.  Other expense for the nine months ended June 30, 2011 and 2010 were related to accrued salaries payable, interest expense due to outstanding loans and interest related to a legal settlement.  Management anticipates net losses will continue over the next two to three years as we develop our operations.

Off-Balance Sheet Arrangements

None.

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord of the Tennant Desert property in August 2007, we moved to a new office.  As a result of the legal action brought by the landlord, a judgment was filed against Aquentium and we have recognized an accrued a liability of $177,247, plus interest of $45,518 for a total of $222,765, related to the judgment awarded to the landlord of the Tennant Desert property.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4:  CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

No.	Description

31.1	Chief Executive Officer Certification

31.2	Principal Financial Officer Certification

32.1	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011	AQUENTIUM, INC. By: /s/ Mark T. Taggatz Mark T. Taggatz President Chief Executive Officer Principal Financial and Accounting Officer