Form 10-K
period 2011-09-30
AQUENTIUM INC
filed 2011-12-28
CIK 918997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-23402

AQUENTIUM, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2863244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5188 Western Way, Perris, California	92571
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (951) 657-8832
Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 27, 2011 was $55,689

The number of shares outstanding of the registrant’s common stock, as of December 27, 2011, was 46,457,403.

Documents incorporated by reference:  None

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

ITEM 1:  BUSINESS

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

Description of Business

Since 2002, Aquentium, Inc. has been structured as a holding company that seeks to acquire or invest in viable green technologies.  Our current operations consist of sales and marketing of our ozone equipment and marketing distributorships for the resale of our ozone equipment to food and beverage processors. The company is also seeking water purification projects that will utilize the ozone technology. We also are manufacturer of structural insulated panels (SIPs) for commercial and residential buildings. In addition, we are seeking waste to energy projects and solar energy projects throughout the United States and internationally. .  We are also a holding company for six wholly-owned subsidiaries, which are development stage companies without commercial operations.  Our management serves both as a financial and professional business partner for our subsidiaries.  Our role is to improve each subsidiary’s access to potential capital, help them benefit from the economics of scale through the consolidation of administrative functions, and to provide universal access to the financial and management expertise of each subsidiary's corporate personnel.

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

Products, Equipment and Services

Ozone Equipment

Aquentium is a manufacturer of ozone sanitation and water purification equipment that is marketed worldwide by the Company and through distributors. Our ozone equipment is designed to improve food safety and improve the work environment for food and beverage processing plants. It also may be used for water purification.

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

Ozone applications include water treatment, plant sanitation, food processing, and air treatment.  Our ozone equipment is designed to improve the work environment for food and beverage processing plants as well as in schools, hospitals and hotels.  .  We are currently seeking global distributors and/or joint venture partners to market this product in the United States and internationally
.
Our current line of ozone equipment includes air systems and water systems. Our water systems can be built to process up to 1500 gpm.  We also manufacture mobile wash down units that can be used by hospitals, hotels, schools, restaurants, and food or beverage processors.

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

New Projects

Waste-to-Energy Projects

In January 2009, we announced that the company was pursuing waste-to-energy projects internationally as well as domestically.  The waste-to-energy projects will vary in costs based on the amount of MSW to be processed.  Last year we signed to Power Purchase Agreements (PPA) with Municipalities in China. Both of these projects are contingent of Aquentium receiving financing to build the facilities. The Company has been unable to arrange the necessary financing.  Our initial projects in China are projected to cost approximately $200 million (US). We would generate revenues based on the sale of electricity to each municipality. Each (PPA) is for 30 years.

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

In April 2006, Aquentium incorporated H.E.R.E International, Inc. in the state of Colorado.  “H.E.R.E.” stands for Housing & Emergency Relief Efforts.  This subsidiary was incorporated to market and manufacture our deployable housing structures.   Although the company receives numerous inquiries on this product, this business will only become operational with orders of 50 units or more to start. As of September 30, 2011, this subsidiary does not have business operations.

Aquentium de Mexico: On October 24, 2007, we incorporated Aquentium de Mexico, in the country of Mexico.  This wholly-owned subsidiary was formed to do business in Mexico in the area of low cost housing.  We are currently are seeking housing and alternative energy business in Mexico.   As of September 30, 2011, this subsidiary does not have any operating business operations.

New American Energy, Inc.:  In December 2003, Aquentium acquired Charis Energy Development, Inc.  and subsequently changed the name of the company to New American Energy.  This business seeks solutions in the alternative energy sector.   New American Energy is going to be the Aquentium subsidiary that specializes in the production of algae bio-fuels.  This subsidiary is seeking capital in order to be able to validate the production of an algae prototype system at a major university. As of September 30, 2011, this subsidiary does not have business operations.

Canby Group:  In September 2002, Aquentium acquired Canby Group Inc.  Canby Group is an entertainment development stage company.  The business plan for this subsidiary is to acquire operating companies or projects within the entertainment industry or sector which may have products to license or distribute.  As of September 30, 2011, this subsidiary does not have business operations.

Environmental Waste Management, Inc.: In January 2004, Aquentium acquired Environmental Waste Management, Inc.  This subsidiary has an operational Styrofoam recycling machine that condenses Styrofoam into blocks at a ratio of 20-1.  As of September 30, 2011, this subsidiary does not have business operations.

Aquentium Solar Inc.: In August 2002, Aquentium acquired USA Public Auction, Inc. The name of this company was recently changed to Aquentium Solar. This company will focus on developing solar energy projects in the USA and internationally. As of September 30, 2011, this subsidiary does not have business operations.

Aquentium’s Joint Ventures

New American Energy, Inc.:  On July 28, 2009 Aquentium entered into a joint venture agreement with Clinton Jim, an individual, to produce and harvest algae on 475.450 acres of land located near Standing Rock, New Mexico.  Mr. Jim agreed to provide the land and Aquentium agreed to secure funding for the proposed budget of $44 million (US) for the development of this project.  Under the agreement Aquentium provided an initial capital contribution of $15,000 to secure the use of the land and Aquentium agreed to manage the business operations.  Also, Mr. Jim will receive an annual payment of $250,000 once production begins.   If Aquentium fails to raise the necessary funding within 24 months of the effective date of the agreement, the joint venture agreement will become void.   The joint venture agreement may be terminated by an agreed buyout, or expiration of its term, through July 27, 2108. As of September 30, 2011 there was no activity per this agreement for over one year so the Company has elected to impair the initial investment of $15,000.

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

We currently have no employees.

ITEM 1A:  RISK FACTORS

We need additional external capital and may be unable to raise it.

Based on our current plan, we believe we may require at least $1 to $100 million dollars of additional financing within the next twelve months to expand our alternative energy business, SIP and ozone operations, to satisfy our accrued legal settlements and to meet our of any other new projects.  Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us.  In the current economy, we may not be able to obtain additional funds on acceptable terms.  If we are able to borrow funds, we could be forced to use a large portion of our future revenue to repay principal and interest on those funds.  If we issue our securities for capital, then the interests of our shareholders will be diluted.  If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans.

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

Pursuant to Section 404, in our annual report for the year ended September 30, 2011 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.  We cannot assure you as to our independent registered public accounting firm’s conclusions at September 30, 2011 with respect to the effectiveness of our internal control over financial reporting and there is a risk that our independent registered public accounting firm will not be able to conclude at that time that our internal controls over financial reporting are effective as required by Section 404.

ITEM 2:  PROPERTIES

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

The holder of the License is required by the Botswana government to conduct a prospecting program that satisfies minimum annual expenditures over a three year period.  The estimated costs are BWP 400, 000 (approximately $60,000 U.S. based upon the foreign exchange rate on September 30, 2008) in year one to be used to review the historical data of the License area and complete mapping and geological assessments.  In year two, the License holder should begin soil sampling, complete a detailed ground survey and begin drilling of priority targets.  The minimum annual expenditure for years two and three is BWP 800, 000 (approximately $120,000 U.S. based upon the foreign exchange rate on September 30, 2008) per year.  In year three, test drilling should continue and assays should be conducted for any mineral occurrences.  As of the date of this filing, we have not secured funding to satisfy the annual expenditure requirement for the first two years.  Management does not expect to spend more time in the near future.
ITEM 3:  LEGAL PROCEEDINGS

As of the date of this filing, we are not a party to any ongoing legal proceeding.

ITEM 4:  REMOVE AND RESERVE

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock trade under the symbol “AQNM” and are listed on the OTC Bulletin Board.  Our common stock is thinly traded and we do not have an active trading market at the time of this filing.  The following table lists the range of the high and low bid price for our common stock for each quarter of the 2011 and 2010 fiscal years as reported by the OTC Bulletin Board.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

Date	High	Low
December 31, 2010	0.04	0.01
March 31, 2011	0.02	0.01
June 30, 2011	0.03	0.01
September 30, 2011	0.03	0.011

December 31, 2009	0.12	0.005
March 31, 2010	0.08	0.03
June 30, 2010	0.07	0.03
September 30, 2010	0.04	0.02

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

Holders

As of September 30, 2011, we had approximately 100 shareholders of record of our common stock, which does not include shares held in “street accounts” of securities brokers.

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

Issuer Purchase of Securities

None

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Overview

During the past year, Aquentium has actively expanded our operational focus to providing “green technologies” to businesses throughout the world.  We continue to introduce our ozone system for use in food processing, beverage processing, hotels, schools, hospitals, and veterinarian clinics.  We intend to market that product directly to businesses as well as sell directly to third party distributors.   On a daily operational basis the company plans to sell and market our complete line of ozone sanitation equipment. During the next 12 months, the company plans on designing larger commercial water purification systems for use beyond the food and beverage industry.

We are also expanding our business in the area of alternative energy.  Currently, we are pursuing waste-to-energy projects throughout the world.  We have focused our efforts on bringing waste-to-energy solutions to Asia, Europe, and North, Central and South America.  Management is excited about the worldwide demand for such technology.

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

Liquidity and Capital Resources

At September 30, 2011, Aquentium had an accumulated deficit of $3,224,710 and recorded a net loss of $327,599 for the year ended September 30, 2011.  We have recorded revenues of $5,000 during the period ending September 30, 2011 and none during the same period 2010.  We do not have cash or assets.  Based on these factors there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During fiscal year 2011 we received net advances of $1,000 from our President, Mark T. Taggatz, compared to advances of $9,411 he provided in 2010.  Also, in 2011, Ozone Safe Food, a related party, advanced $11,004 to us.  (See Part III, Item 13 “Certain Relationships and Related Transactions . . .,” below.)  The advances are used for operational expenses in the normal course of business.  We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

Historically, we also issue shares of our common stock to pay for services and loans.  During fiscal year 2010 we issued an aggregate of 1,100,000 common shares, valued at $45,000, in consideration for consulting services.  During the fiscal year 2008 we issued 17,650,000 shares of common stock with a value of $455,700. Of those shares 1,250,000 were issued in October 2008 to Raymond Sabbaghi in consideration for consulting services related to business development for our ozone equipment and housing system operations valued at approximately $37,500.  We also issued 12, 800,000 shares for accrued salaries and debt owed to Ozone Safe Food (and we issued 3,600,000 shares for marketing and consulting services.   During the 2008 fiscal year we issued 100,000 shares, valued at $23,000, for business development services related to Aquentium de Mexico.

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

Results of Operations

We recorded revenue of $5,000 in 2011 and none in 2010.  Our general and administrative expenses were $320,559 in 2011 compared to $361,567 in2010.  Interest expense was $12,040 in 2011 compared to $12,677 in 2010.  Net loss in 2011 was $327,599 compared to $387,367 in 2010. The decrease in net loss was due primarily to lower overhead costs in 2011.  Management anticipates net losses will continue over the next two to three years as we develop our distribution methods for our products.

Financing Activities

Cash used in operating activities was $11,089 for the period ending September 30, 2011 compared to $13,671 for the same period in 2010.  The lower amount in 2011 was due primarily to increased payables in 2011 over 2010.

Cash provided by financing activities was $11,089 in 2011 compared to $13,671 in the same period in 2010. Cash advances by related parties were the source of the cash provided by financing activities in both 2011 and 2010.

Off-Balance Sheet Arrangements

None

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord of the Tennant Desert property in August 2007 we moved to a new office.  As a result of the legal action brought by the landlord a judgment was filed against Aquentium and we have recognized an accrued a liability of $225,775, including interest, related to the judgment awarded to the landlord of the Tennant Desert property.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLSOURE

On December 14, 2011, and acting upon a decision to change accountants recommended and approved by the Company’s Board of Directors, the Company dismissed De Joya Griffith & Co, ,LLC  of Las Vegas Nevada, which has audited the financial statements of the Company for the years ending September 30,  2010

De Joya Griffith & Co, LLC’s report on the Company's financial statements for the year ended September 30, 2010, did not contain any adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles; however, such year-end report did contain a modification paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

During the fiscal year ended September 30, 2010, the latest fiscal year audited by De Joya Griffith & Co, LLC and during the period to December 14, 2011 the date of the Company's dismissal of De Joya Griffith & Co, LLC, (i) there were no disagreements between the Company and De Joya Griffith & Co. LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of De Joya Griffith & Co.,LLC, would have caused De Joya Griffith & Co, LLC. to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

The Company has authorized without limitation De Joya Griffith & Co. LLC, its former accountant, to respond fully to the inquiries of the successor accountant concerning any matter falling within the scope of the successor accountant's services to be provided to the Company.

The Company is not aware of any issues that had not been resolved to the satisfaction of De Joya Griffith & Co. LLC, prior to the Company's dismissal of De Joya Griffith & Co., LLC on December 14, 2011

During the Company's two most recent fiscal years, and any subsequent interim period prior to engaging the successor accountant identified herein, neither the Company nor anyone acting on its behalf consulted the newly engaged accountant regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; (iii) any matter that was the subject of a disagreement between the Company and De Joya Griffith & Co., LLC, or (iv) any other matter.

The Company has requested the newly engaged accountant to review the disclosure required by this Item 4.01 before it is filed with the Commission and has provided the newly engaged accountant the opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in this Current Report. The newly engaged accountant has indicated to the Company that no such letter will be issued.

ITEM 9A (T):  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our Chief Executive Officer (Principal Officer) is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

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

For the year ended September 30, 2011, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is effective.

Our principal officer has also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding management’s report on internal control over financial reporting.  The management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only the management’s report in this annual report.

ITEM 9B:  OTHER INFORMATION

None:

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officer and director is listed below.  Our bylaws require three directors who serve until our next annual meeting or until each is replaced by a qualified director. We have two vacancies on our board of directors which we intend to fill at a later date.  Our executive officers are appointed by our board of directors and serve at its discretion.

Name	Age	Positions Held	Director Term
Mark T. Taggatz	47	President, CEO, Secretary/Treasurer, and Chairman of the Board	From April 2, 2002 until next annual meeting

Mark T. Taggatz was appointed Chairman of the Board on April 2, 2002, and he was appointed as President and Chief Executive Officer on April 15, 2002.  He assumed the duties of Secretary/Treasurer in May 2003.  He is also the President of Ozone Safe Food, Inc.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and greater than ten-percent beneficial owners of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.  Based upon review of the forms and representations furnished to us during the fiscal year ended September 30, 2011, we believe Mr. Taggatz failed to timely file two Forms 4 related to two transactions.

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

ITEM 11: EXECUTIVE COMPENSATION

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Compensation		All Other Compensation	Total

Mark T. Taggatz	2011	$240,000	(1)	$0	$240,000
CEO	2010	$240,000	(1)	$0	$240,000
	2009	$240,000	(1)	$0	$240,000

(1) Represents accrued salary.

Our CEO accrued compensation for the year ended September 30, 2011 and has salary payable totaling $1,457,402 at 2011 year end.  We have not entered into an employment contract with our executive officer and his compensation, if any, will be determined at the discretion of our board of directors, of which he is the sole director.

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

Outstanding Equity Awards

Our executive officer does not have any outstanding equity awards as of September 30, 2011

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance as of September 30, 2011 under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$0
Equity compensation plans not approved by security holders	0	$0	10,000,000
Total	0	$0	10,000,000

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Due to these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  The percentage of beneficial ownership is based on 46,457,403 shares of common stock outstanding as of December 14, 2011.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following information summarizes transactions or proposed transactions in which we were a participant since the beginning of our 2011 fiscal year.  The following transactions between Aquentium and our present director and officer and his affiliates have been negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

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

During the fiscal year ended September 30, 2011, Mr. Taggatz, advanced $1,000 to Aquentium and its affiliates. As of September 30, 2011, $173,658 was due to Mr. Taggatz for advances to Aquentium and its affiliates.

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

Director Independence

Our director is not an independent director as defined by Nasdaq Stock Market Rule 4200(a) (15).

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firms, De Joya Griffith & Company, LLC, and Johnson  Mattson, PA, both Certified Public Accountants and Consultants.

	2010	2011
Audit fees	$11,350	$7,500
Audit related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

No.	Description

31.1	Chief Executive Officer Certification

31.2	Principal Financial Officer Certification

32.1	Section 1350 Certification

33.1	Power Purchase Agreement

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

AQUENTIUM, INC.

By:	/s/ Mark Taggatz
Mark T. Taggatz, President

Date:   December 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark Taggatz
Mark T. Taggatz
Chairman of the Board, President,
Chief Executive Officer, Secretary/Treasurer,
Principal Financial and Accounting Officer

Date:   December 27, 2011

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aquentium, Inc. and subsidiaries (A Development Stage Company) as of September 30, 2010 and 2009, and the results of its operations and cash flows for the years ended September 30, 2010 and 2009, and from inception (April 30, 2001) through September 30, 2010 in conformity with U.S. generally accepted accounting principles.

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

JOHNSON + MATTSON, P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aquentium, Inc. and subsidiaries (a Delaware Corporation)
(A Development Stage Company)
Perris, California

We have audited the accompanying consolidated balance sheets of Aquentium, Inc. and subsidiaries (A Development Stage Company) as of September 30, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended, and from inception (April 20, 2001) through September 30, 2011. Aquentium Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of Aquentium, Inc. for the year ended September 30, 2010 were audited by other auditors whose report dated December 22, 2010, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquentium, Inc. as of September 30, 2011, and the results of its operations and its cash flows for each of the year then ended, and from inception (April 30, 2001) through September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans to these matters are also described in Note 4.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Johnson + Mattson, P.A.
Buffalo, MN
December 16, 2011

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	As of September 30,
	2011	2010

ASSETS

Total assets	$--	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$16	$127
Accounts payable	34,830	28,764
Accrued expense – litigation	177,247	177,247
Accrued interest	48,528	36,488
Advances-related parties	188,774	176,770
Rent payable-related party	115,200	57,600
Compensation payable- related party	1,475,357	1,235,357

Total current liabilities	2,039,952	1,712,353

Total liabilities	2,039,952	1,712,353

Stockholders’ deficit
Preferred shares, par value $0.00001, 10,000,000 authorized
no shares issued and outstanding	--	--
Common stock, par value $0.005, 100,000,000 authorized
issued and outstanding as of September 30, 2011 and
September 30, 2010, respectively: 46,457,403 and 46,457,403	232,287	232,287
Additional paid-in capital	952,471	952,471
Accumulated deficit during the development stage	(3,224,710)	(2,897,111)

Total stockholders’ deficit	(2,039,952)	(1,712,353)

Total liabilities and stockholders’ deficit	$--	$--

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

			From Inception
	For Year Ended		(April 30, 2001) to
	September 30,		September 30,
	2011	2010	2011

Income	$5,000	$--	$5,000

General and administrative expenses	320,559	361,567	4,817,334
Depreciation	--	-	3,973

Loss from operations	(315,559)	(361,567)	(4,816,307)

Other income (expense)
Gain (loss) on sale of
investment/business		--	370,000
Rental income		--	1,471,279
Other income	--	1,877	1,877
Expense – litigation settlement		--	(177,247)
Impairment loss	--	(15,000)	(15,000)
Interest expense	12,040	(12,677)	(59,312)

Total other income (expense)	(12,040)	(25,800)	1,591,597

Net loss	$(327,599)	$(387,367)	$(3,224,710)

Loss per common share- basic	$(0.01)	(0.01)

Basic weighted average number of common shares outstanding	46,457,403	45,750,280

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2011
(AUDITED)

					Other
	Common Stock		Paid in	Accumulative	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Deficit

Founder's capital contribution	-	$-	$500	$-	$-	$500
Capital contributed, office space	-	-	3,000	-	-	3,000
Common stock issued for reverse merger	4,000,000	20,000	(20,000)	-	-	-
Preferred stock converted	1,000,000	5,000	(5,000)	-	-	-
Common stock retained by shareholders April,
2002 for the acquisition of Aquentium,
Delaware valued at par value per share	76,014	380	(380)	-	-	-
Stock for services	500,000	2,500	7,500	-	-	10,000
Acquisitions of subsidiaries	900,000	4,500	13,500	-	-	18,000
Net loss
September 30, 2002	-	-	-	(61,987)	-	(61,987)

Balance September 30, 2002	6,476,014	32,380	(880)	(61,987)	-	(30,487)
Stock options compensation	-	-	100,000	-	-	100,000
Stock for services	2,160,000	10,800	32,400	-	-	43,200
Acquisition of subsidiaries	250,000	1,250	3,750	-	-	5,000
Debt settlement	2,000	10	30	-	-	40
Capital contributed, office space	-	-	3,000	-	-	3,000
Net loss	-	-	-	(259,910)	-	(259,910)

Balance September 30, 2003	8,888,014	44,440	138,300	(321,897)	-	(139,157)
Acquisition of subsidiaries	2,080,000	10,400	(10,400)	-	-	-
Lease deposit	5,140	26	77	-	-	103
Stock for services	1,007,000	5,035	15,105	-	-	20,140
Rescission of 2002 acquisition	(500,000)	(2,500)	2,500	-	-	-
Officer compensation	3,000,000	15,000	45,000	-	-	60,000
Capital contributed, office space	-	-	3,000	-	-	3,000
Net income				391,123		391,123
Other comprehensive income (loss):
Unrealized loss on stock	-	-	-	-	(230,000)	(230,000)
Comprehensive income	-	-	-	-	-	-

Balance September 30, 2004	14,480,154	$72,401	$193,582	$69,226	$(230,000)	$105,209
Stock for patent	200,000	1,000	3,000	-	-	4,000
Net loss	-	-	-	(242,875)	-	(242,875)
Other comprehensive income:
Unrealized loss on stock	-	-	-	-	(37,500)	(37,500)
Comprehensive income	-	-	-	-	-	-

Balance September 30, 2005	14,680,154	73,401	196,582	(173,649)	(267,500)	(171,166)
Comprehensive income	-	-	-	-	267,500	267,500
Stock for services	7,035,000	35,175	105,525	-	-	140,700
Net loss	-	-	-	(780,184)	-	(780,184)

Balance September 30, 2006	21,715,154	108,576	302,107	(953,833)	-	(543,150)
Stock for services issued	5,750,000	28,750	215,625	-	-	244,375
Stock issued for license agreement	100,000	500	5,500	-	-	6,000
Booking common stock difference	42,249	211	(211)			--
Net loss	-	-	-	(733,410)	-	(733,410)

Balance September 30, 2007	27,607,403	138,037	523,021	(1,687,243)	-	(1,026,185)
Stock for service	100,000	500	22,500	-	-	23,000
Net loss	-	-	-	(366,279)	-	(366,279)

Balance September 30, 2008	27,707,403	138,537	545,521	(2,053,522)	--	(1,369,464)
Stock issued for services	4,850,000	24,250	105,050	-	-	129,300
Stock issued for debt	5,292,549	26,463	108,497	-	-	134,960
Stock issued for interest	467,647	2,338	9,587	-	-	11,925
Stock issued for salaries payable	7,039,804	35,199	144,316	-	-	179,515
Net loss	-	-	-	(456,222)	-	(456,222)

Balance September 30, 2009	45,357,403	$226,787	$912,971	$(2,509,744)	-	$(1,369,986)

Stock issued for service	1,100,000	5,500	39,500	--	--	45,000
Net loss	--	--	--	(387,367)		(387,367)

Balance September 30, 2010	46,457,403	232,287	952,471	(2,897,111)		(1,712,353)

Net loss	-	-	-	(327,599)		(327,599)

Balance September 30, 2011	46,457,403	$232,287	$952,471	$(3,224,710)	--	(2,039,952)

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

			From
			inception
			April 30,
	Year Ended		2001 to
	September 30,		September 30,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(327,599)	$(387,367)	$(3,224,710)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	--	45,000	715,755
Stock for joint venture	--	--	6,000
Realized investment loss (gain)	--	--	(370,000)
Disposition of subsidiaries	--	--	18,465
Impairment loss	--	15,000	18,638
Stock option compensation	--	--	100,000
Changes in operating assets and liabilities:
Accrued expense-litigation settlement	--	--	177,247
Accrued rent	57,600	57,600	115,200
Accounts payable	6,870	4,056	35,634
Accrued interest	12,040	12,040	60,453
Accrued compensation-officer	240,000	240,000	1,892,253

Net cash used in operating activities	(11,089)	(13,671)	(451,092)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in joint venture	--	--	(15,000)
Purchase of fixed asset	--	--	(3,973)

Net cash used in investing activities	--	--	(18,973)

CASH FLOW FROM FINANCING ACTIVITIES:
Bank overdraft	(111)	127	16
Loan - affiliated company		--	134,960
Advances - related parties	11,200	13,544	325,589
Capital contribution - founder		--	500
Capital contribution - office space		--	9,000

Net cash provided by financing activities	11,089	13,671	470,065

NET CHANGE IN CASH	--	--	--

CASH AT BEGINNING OF YEAR	--	--	--
CASH AT END OF YEAR	$--	$--	$--

Non-Monetary Transactions
Stock issued for debt 5,292,549 shares and 2,000,000 shares
respectively @ $0.0255 and $0.02 respectively	$		$--	$135,000
Stock for interest 467,631 shares @ $0.0255	$		$--	$11,925

1,150,000 common shares issued for acquisitions at $0.02 per share	$		$--	$23,000

Stock for salary 7,039,820 shares and 3,000,000 shares
respectively issued at $0.0255 and$0.02 respectively	$		$--	$239,515

Stock for licensing agreement 100,000shares issued at $0.06 per share		$-	$--	$6,000

Stock for acquisitions 1,150,000shares issued at $0.02 per share		$--	$--	$23,000

Stock for patent pending 4,000 shares @ $1.00 per share		$-	$--	$4,000

Reduction of liability to a related party by an exchange in investment		$-	$--	$375,000

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Audited)

NOTE 1:  BUSINESS AND HISTORY

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 2 H "Development Stage Company").  Its holdings include an early-stage entertainment division that will develop and license products and publications (Canby Group, Inc.), a full service integrator (Aquentium Solar, Inc.), the research and development of alternative energy biofuel projects, (North American Energy, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc.) and (Aquentium De Mexico).  All the above companies were inactive during fiscal years ending September 30, 2010 and 2011, however, See Note 1C, "Acquisitions and Dispositions" for additional information.

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

On August 9, 2002, 100% of USA Public Auction, Inc. (now Aquentium Solar, Inc.) was acquired for 250,000 common shares at $0.02 per share or $5,000.  The Company acquired cash of $82 and organization costs of $4,280 (written off) resulting in goodwill of $638.

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

On December 8, 2003, Charis Energy Development, Inc., (now New American Energy, Inc.) a privately held company, was acquired for 1,000,000 restricted shares.  As there were no assets or liabilities, the acquisition is treated as a capital transaction instead of a business combination and no goodwill or other intangibles are recognized.

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

F.  Revenue Recognition

Revenue is recognized when it is received in accordance with the basic FASB ASC 605-10 “Revenue Recognition”.  The Company received no revenue for the years ending September 30, 2011 and 2010.

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

NOTE 4:  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $3,224,710 and has no revenues to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty

NOTE 5:  STOCK ISSUED

On March 1, 2010 the Company issued 100,000 shares of common stock with a value of $5,000 for service valued at $5,000

On May 20, 2010 the Company issued 1,000,000 shares of common stock with a value of $ 40,000 for service.

The following table summarizes, by date, the stock transactions from inception through September 30, 2011:

Period/ Date of Share Issuance	Description	Shares	Price per Share	Cost of Shares
06/29/02	Acquisition of subsidiaries	500,000	0.020	$10,000
08/06/02	Acquisition of subsidiaries	250,000	0.020	5,000
09/09/02	Acquisition of subsidiaries	150,000	0.020	3,000
09/30/02	Shares issued for reverse merger	4,000,000	0.000	-
09/30/02	Preferred Shares converted common	1,000,000	0.000	-
09/30/02	Shares retained by shareholders	76,014	0.000	-
09/30/02	Shares issued for services	500,000	0.020	10,000
	2002 TOTAL	6,476,014		$28,000

10/28/02	Acquisition of subsidiaries	250,000	0.020	$5,000
09/30/03	Shares issued for settlement	2,000	0.020	40
09/30/03	Shares issued for services	2,160,000	0.020	43,200
	2003 TOTAL	2,412,000		$48,240

03/12/04	Shares to be cancelled	(500,000)	$0.000	$-
09/30/04	Acquisition of subsidiaries	2,080,000	0.000	-
09/30/04	Shares issued for lease deposit	5,140	0.020	103
09/30/04	Shares issued as stock based compensation	3,000,000	0.020	60,000
09/30/04	Shares issued for services	1,007,000	0.020	20,140
	2004 TOTAL	5,592,140		$80,243

09/30/05	Shares issued for patent/ licensing	200,000	0.020	$4,000
	2005 TOTAL	200,000		$4,000

10/03/05	Shares issued for services	5,000	0.020	$100
10/03/05	Shares issued for services	5,000	0.020	100
10/15/05	Shares issued for services	200,000	0.020	4,000
10/31/05	Shares issued for services	500,000	0.020	10,000
11/25/05	Shares issued for services	3,500,000	0.020	70,000
12/01/05	Shares issued for services	25,000	0.020	500
12/09/05	Shares issued for services	2,800,000	0.020	56,000
	2006 TOTAL	7,035,000		$140,700

08/27/07	Shares issued for funds	50,000	0.043	$2,125
08/27/07	Shares issued for funds	200,000	0.043	8,500
09/07/07	Shares issued for services	5,500,000	0.043	233,750
09/20/07	Shares issued for licensing agreement	100,000	0.060	6,000
09/30/07	Shares issued in prior year not recorded	42,249	0.000	-
	2007 TOTAL	5,892,249		$250,375

11/08/07	Shares issued for services	100,000	0.230	$23,000
	2008 TOTAL	100,000		$23,000

Period/ Date of Share Issuance	Description	Shares	Price per Share	Cost of Shares
10/03/08	Shares issued for service	100,000	$0.0255	$2,550
10/03/08	Shares issued for service	3,500,000	0.0255	89,250
10/03/08	Shares issued for service	1,250,000	0.0300	37,500
10/16/08	Shares issued for debt	5,292,549	0.0255	134,900
10/16/08	Shares issued for interest	467,647	0.0255	11,925
10/16/08	Shares issued for salaries payable	7,039,804	0.0255	179,515
	2008 TOTAL	17,650,000		$455,700

3/1/2010	Shares issued for service	100,000	$0.05	$5.000
5/20/2010	Shares issued for service	1,000,000	0.04	$40,000
	2010 TOTAL	1,100,000		45,000

	ACCUMULATED TOTAL	46,457,403		$1,075,258

NOTE 6:  INCOME TAX

At September 30, 2011 and 2010, the Company had a federal operating loss carryforward of approximately $2,687,336 and $2,359,737, respectively, which expires in varying amounts between 2030and 2029.

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	1,148,224	$1,033565
Stock-based compensation	235,370	235,370
Total deferred tax assets	1,383,595	1,268,935
Less: Valuation Allowance	(1,383,595)	(1,268,935)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of September 30, 2011 and 2010 was $1,383,595 and $1,268,935, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2011 and 2010 and, accordingly, recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30:

	2011	2010

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(8.8)%	(8.8)%
Change in valuation allowance	43.8%	43.8%

Effective tax rate	0.0%	0.0%

NOTE 7:  RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board, had the following transactions with the Company:

a.	Advanced $1,000 during the fiscal year 2011 with a total of $173,637 to the Company as of September 30, 2011.

b.
Recorded compensation of $240,000 as compensation payable for each year ending September 30, 2011 and 2010 which are accrued and not paid totaling $1,475,357 and $1,235,357 as of September 30, 2011 and 2010, respectively.

c.	Exchanged the shares held by the Company as investment for unpaid compensation in 2008. (See

During the year ending September 30, 2011 the Company:

•	Accrued rent to a related party Sani Dri of $ 57,600 for a total outstanding of 115,200

•	Was advanced $11,004 by a related party OSF for a total outstanding of $15,137.

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

NOTE 8: INTEREST EXPENSE

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance totaling $48,528 and $36,484 as of September 30, 2011 and 2010 respectively. (See Note 9: Commitments and Contingencies)

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of September 30, 2011, $177,247 for the judgment plus accrued interest of $48,528 has been accrued by the Company for a total liability of $225,775.

In February 2010 the Company signed a power purchase agreement which an entity in China to supply electrical power from a generating facility. Under the terms of the agreement unless the Company has built the facility and began selling power to the entity with 24 months of the date of the agreement and or supplied the entity with power for a continues 12 months the agreement may be cancelled by the buyer. As of this date the Company has not obtained the financing to build the facility so the generation plant has not been built.

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

NOTE 13: IMPAIRMENT LOSS

The Company signed a joint venture agreement with an individual for the production and harvesting of algae on property owned by the individual.  Under the terms of the agreement the Company is required to raise substantial capital within twenty four months of the date of the agreement plus manage the joint venture on behalf of both parties.  The Company paid a one-time fee of $15,000, and is obligated to pay an annual fee of $250,000 payable to the individual which has not been paid. As the obligation of the Company has not been met, during the period ending September 30, 2010, the Company impaired the $15,000 investment.