Form 10-Q
period 2011-12-31
AQUENTIUM INC
filed 2012-02-03
CIK 918997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of February 2, 2012, the registrant had 46,457,403 shares of common stock outstanding.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3
	Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and September 30, 2011 (Audited)	4
	Consolidated Statements of Operations for the Three Months Ended December 31, 2011 and 2010 (Unaudited) and from inception (April 30, 2001) to December 31, 2011	5
	Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010 (Unaudited) and from inception (April 30, 2001) to December 31, 2011	6
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4T:	Controls and Procedures	15

	PART II – OTHER INFORMATION

Item 6:	Exhibits	16
Signatures		17

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended December 31, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended December 31, 2011, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31	September 30,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$427	$--
Total current assets	427	--

Total assets	$427	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$--	$16
Accounts payable	36,277	34,830
Accrued interest	51,538	48,528
Accrued expense- litigation	177,247	177,247
Advances-related party	190,824	188,774
Accrued rent-related party	129,600	115,200
Salaries payable- related party	1,535,357	1,475,357
Total current liabilities	2,120,843	2,039,952

Total liabilities	2,120.843	2,039,952

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 46,457,403
as December 31, 2011 and 46,457,403 as of
September 30, 2010	232,287	232,287
Additional paid-in capital	952,471	952,471
Accumulated deficit during development stage	(3,305,174)	(3,224,710)
Total stockholders’ deficit	(2,120,416)	(2,039,952)

Total liabilities and stockholders’ deficit	$427	$--

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From
			Inception
			(April 30,
	Three Months		2001) to
	Ended December 31,		December 31,
	2011	2010	2011

Income	$5,025	$--	$10,025
Cost of goods sold	(1,384)	--	(1,384)
Gross margin	3,641		8,641

Selling, general and administrative expenses	82,648	80,667	4,899,982
Impairment loss	--	--	15,000
Depreciation	-	-	3,973

Loss from operations	(79,007)	(80,667)	(4,910,314)

Other income (expense)
Other Income			1,877
Gain on debt settlement	1,553		1,553
Gain on sale of investment/business	--	--	370,000
Rental income	--	--	1,471,279
Expense- litigation settlement	--	--	(177,247)
Interest expense	(3,010)	(3,010)	(56,302)

Total other income (expense)	(1,457)	(3,010)	1,605,140

Net loss	$(80,464)	$(83,677)	$(3,305,174)
Loss per common share
Basic	$(0.00)	$(0.00)

Basic weighted average number of common shares outstanding	46,457,403	45,357,403

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,		From inception
			(April 30, 2001) to December 31,
	2011	2010	2011
Cash Flows From Operating Activities:
Net loss	$(80,464)	$(83,677)	$(3,305,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	--	--	715,755
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Disposition of subsidiary	--	--	18,465
Stock option compensation	--	--	100,000
Impairment expenses	--	--	18,638
Changes in operating assets and liabilities:
Bank overdraft	(16)	--	(16)
Accrued rent	14,400	14,400	129,600
Accrued expense-litigation payable	--	--	177,247
Accounts payable	1,447	6,267	37,081
Accrued interest	3,010	3,010	63,463
Salaries payable-related party	60,000	60,000	1,952,253

Net cash used in operating activities	(1,623)	--	(452,715)

Cash Flows From Investing Activities:
Investment in joint venture			(15,000)
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(18,973)

Cash Flows From Financing Activities:
Bank overdraft	--	--	16
Note payable-related party	--	--	134,960
Advances – related party	2,050	--	327,639
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	2,050	--	472,115

Net increase in cash	427	--	427
Cash at beginning of period	--	--	--
Cash at end of period	$427	$--	$-

The accompanying notes an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Three Months Ended December 31,		From inception
			(April 30, 2001) to December 31,
	2011	2010	2011
Non-Monetary Transactions

Stock for debt settlement 5,292,549 shares issued at $0.0255 and $0.02 per share respectively	$--	$--	$135,000

Stock for interest 467,631 shares issued at $0.0255 per share	$--	$--	$11,925

Stock for officer salaries payable 7,039,820 and 3,000,000 shares respectively shares issued $0.0255 and $0.02 per share respectively	$--	$--	$239,515

Stock for licensing agreement 100,000 shares issued at $0.06 per share	$--	$--	$6,000

Stock for acquisitions 1,150,000 shares issued at $0.02 per share	$--	$--	$23,000

Stock issue for salary 3,000,000 shares issued at $0.02 per share	$--	$--	$60,000

Stock for patent pending 4,000 shares issued at 1.00 per share	$--	$--	$4,000

Reduction of liability to a related party by an exchange in investment	$--	$--	$375,000

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

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2011 included in our Annual Report on Form 10-K, filed on December 28, 2011.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $3,305,174 and has limited revenues to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - BUSINESS DESCRIPTION

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 4B "Development Stage Company").  Its holdings include a solar energy company for solar farms, residential and commercial buildings (Aquentium Solar, Inc.), a company for research and development of algae energy projects, (New American Energy, Inc.), a Waste-To-Energy company for the development of waste-to-energy projects and recycling systems (Environmental Waste Management, Inc.), a housing company for the development of emergency and re-deployable housing structures (H.E.R.E. International, Inc.), an early-stage entertainment company that for the development of motion pictures, music, print publications, and consumer products (Canby Group, Inc.), and (Aquentium De Mexico) for any housing, energy, and water treatment business done in the Country of Mexico.  The subsidiaries were not active during the period ending December 31, 2011.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - STOCK ISSUED

During the year ended September 30, 2010, the Company issued 1,100,000 shares of its common stock to two individuals for services with a value of $45,000 ($0.04 to $0.05 per share).  One individual may be further compensated with the company’s common stock based on the sales made by that individual for the Company.

NOTE 7 - RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)
Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food (OSF). Through OSF, Mr. Taggatz has advanced funds to pay for expenses on behalf of the Company.  Mr. Taggatz and affiliates have a total outstanding balance of $190,824 as of December 31, 2011.

b)
The Company recorded compensation of $60,000 as salary payable for the three month periods ending December 31, 2011 and 2010 which are accrued but not paid.  Total salaries payable as of December 31, 2011 and September 30, 2011 was $1,535,357 and $1,475,357 respectively.

c)	The Company entered into a lease agreement with Sani Dri and has accrued rent payable of $129,600 as of December 31, 2011. (See Note 12 “Lease Agreement”). Sani Dri is a Company Mr. Taggatz controls.

NOTE 8 - ACCRUED INTEREST

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the three month period ended December 31, 2011 the Company accrued interest of $3,010 for the outstanding judgment resulting in total interest accrued as of December 31, 2011 of $51,538. (See Note 9: Commitments and Contingencies)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of December 31, 2011, $177,247 for the judgment plus accrued interest of $51,538 has been accrued by the Company for a total liability of $228,785.

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

NOTE 10 – JOINT VENTURES

In March 2004, Aquentium entered into 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of December 30, 2011, the joint venture had no further activity.

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

NOTE 11 - LEASE AGREEMENT

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

Liquidity and Capital Resources

From inception (April 30, 2001) to December 31, 2011, we had an accumulated deficit of $3,305,174. We recorded a net loss of $ 80,464 for the three months ending December 31, 2011 and $83,677 for the same period in 2010.  The reduced loss was minimal in 2011 over 2010. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $2,120,416 as of December 31, 2011 compared to a negative $ 2,039,952 as of September 30, 2010. Cash used in operations totaled $1,623 during the period ending December 31, 2011 compared to zero during the same period in 2010. Funds provided from financing activities were $2,050 in 2011 compared to zero in 2010. All financing was provided by related parties.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During the three month period ended December 31, 2011 we have received advances from our President, Mark T. Taggatz, who has a total outstanding balance of $174,187plus an outstanding balance of $16,637 from Ozone Safe Food, Inc., a related party.  The advances are used for operational expenses in the normal course of business.  We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

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

Results of Operations

We recorded revenue of $5,025 in the three months ending December 31, 2011 compared to zero during the same period in 2010.  Cost of goods during the period ending December 31, 2011 was $1,384 compared to zero for the same period in 2010. The general and administrative expense decrease during the three months ended December 31, 2011to $82,648 compared to $80,667 for the same period in 2010.  Management anticipates our general and administrative expenses will increase when we launch full operations related to the business opportunities we are currently investigating.  Other expense for the three months ended December 31, 2011 and 2010 were related to accrued salaries payable, interest expense due to outstanding loans and interest related to a legal settlement. Interest expense totaled $3,010 for the three months ended December 31, 2011 compared to $3,010 in 2010. Management anticipates net losses will continue over the next two to three years as we develop our operations.

Off-Balance Sheet Arrangements

None.

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord of the Tennant Desert property in August 2007, we moved to a new office.  As a result of the legal action brought by the landlord, a judgment was filed against Aquentium and we have recognized an accrued a liability of $177,247, plus interest of $51,538 for a total of $228,785, related to the judgment awarded to the landlord of the Tennant Desert property.

On July 28, 2009, Aquentium entered into a joint venture agreement with Clinton Jim, an individual, to produce and harvest algae on 475.450 acres of land located near Standing Rock, New Mexico.  Mr. Jim agreed to provide the land and Aquentium agreed to secure funding for the proposed budget of $44 million (US) for the development of this project.  Under the agreement Aquentium provided an initial capital contribution of $15,000 to secure the use of the land and Aquentium agreed to manage the business operations.  Also, Mr. Jim will receive an annual payment of $250,000 once production begins.   If Aquentium fails to raise the necessary funding within 24 months of the effective date of the agreement, the joint venture agreement will become void.   The joint venture agreement may be terminated by an agreed buyout, or expiration of its term, through July 27, 2108.  As of the date of this filing, we have contributed $15,000 to secure the use of the land, but have not raised the necessary funds to move forward with this project. The $15,000 was impaired in the fiscal ended December 31, 2010.

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

AQUENTIUM, INC.

Date: February 2, 2012	By:	/s/ Mark T. Taggatz
Mark T. Taggatz
President
Chief Executive Officer
Principal Financial and Accounting Officer