Form 10-Q
period 2012-03-31
AQUENTIUM INC
filed 2012-05-14
CIK 918997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, the registrant had 46,457,403 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and September 30, 2011 (Audited)	4
	Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2012 and 2011 (Unaudited) and from inception (April 30, 2001) to March 31, 2012	5
	Consolidated Statements of Cash Flows for the Three and Six Months Ended March 31, 2012 and 2011 (Unaudited) and from inception (April 30, 2001) to March 31, 2012	6
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4T:	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 6:	Exhibits	16
Signatures		17

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three months period ended March 31, 2012 and 2011 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended March 31, 2012, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31	September 30,
	2012	2011
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$15	$--
Total current assets	15	--

Total assets	$15	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$--	$16
Accounts payable	42,251	34,830
Accrued interest	54,548	48,528
Accrued expense- litigation	177,247	177,247
Advances-related party	191,824	188,774
Accrued rent-related party	144,000	115,200
Salaries payable- related party	1,595,357	1,475,357
Total current liabilities	2,205,227	2,039,952

Total liabilities	2,205,227	2,039,952

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 46,457,403
as March 31, 2012 and 46,457,403 as of
September 30, 2011	232,287	232,287
Additional paid-in capital	952,471	952,471
Accumulated deficit during development stage	(3,389,970)	(3,224,710)
Total stockholders’ deficit	(2,205,212)	(2,039,952)

Total liabilities and stockholders’ deficit	$15	$--

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception
					(April 30,
	Three Months		Six Months		2001) to
	Ended March 31,		Ended March 31,		March 31,
	2012	2011	2012	2011	2012

Income	$--	$5,000	5,025	$5,000	$10,025
Cost of goods sold	--	--	(1,384)	--	(1,384)
Gross margin	--	5,000	3,641	5,000	8,641

Selling, general and administrative expenses	81,785	83,203	164,433	163,870	4,981,767
Impairment loss	--	--	--		15,000
Depreciation	--	--	--	--	3,973

Loss from operations	(81,785)	(78,203)	(160,792)	(158,870)	(4,992,099)

Other income (expense)
Other Income	--	--	--	--	1,877
Gain on debt settlement	--	--	1,533		1,553
Gain on sale of investment /business	--	--	--	--	370,000
Rental income	--	--	--	--	1,471,279
Expense- litigation settlement	--	--	--	--	(177,247)
Interest expense	(3,010)	(3,010)	(6,020)	(6,020)	(65,332)

Total other income (expense)	(3,010)	(3,010)	(4,467)	(6,020)	1,602,130

Net loss	$(84,795)	$(81,213)	(165,259)	(164,890)	$(3,389,969)
Loss per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number
of common shares outstanding	46,457,403	46,457,403	46,457,403	46,457,403

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months		From inception(April 30, 2001)
	Ended March 31,		to March 31,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(165,259)	$(164,890)	$(3,389,969)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	--	--	715,755
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Disposition of subsidiary	--	--	18,465
Stock option compensation	--	--	100,000
Impairment expenses	--	--	18,638
Changes in operating assets and liabilities:
Bank overdraft	(16)	--	(16)
Accrued rent	28,800	28,800	144,000
Accrued expense-litigation payable	--	--	177,247
Accounts payable	7,420	945	43,054
Accrued interest	6,020	6,020	66,473
Salaries payable-related party	120,000	120,000	2,012,253

Net cash used in operating activities	(3,035)	(9,125)	(454,127)

Cash Flows From Investing Activities:
Investment in joint venture	--	--	(15,000)
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(18,973)

Cash Flows From Financing Activities:
Bank overdraft	--	--	16
Note payable-related party	--	--	134,960
Advances – related party	3,050	14,125	328,639
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	3,050	14,125	473,115

Net increase in cash	15	5,000	15
Cash at beginning of period	--	--	--
Cash at end of period	$155	$5,000	$--

The accompanying notes an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Six Months		From inception(April 30, 2001)
	Ended March 31,		to March 31,
	2012	2011	2012
Non-Monetary Transactions

Stock for debt settlement 5,292,549 shares
issued at $0.0255 and $0.02 per share respectively	$--	$--	$135,000

Stock for interest 467,631
shares issued at $0.0255 per share	$--	$--	$11,925

Stock for officer salaries payable 7,039,820 and 3,000,000 shares respectively
shares issued $0.0255 and $0.02 per share respectively	$--	$--	$239,515

Stock for licensing agreement 100,000
shares issued at $0.06 per share	$--	$--	$6,000

Stock for acquisitions 1,150,000
shares issued at $0.02 per share	$--	$--	$23,000

Stock issue for salary 3,000,000
shares issued at $0.02 per share	$--	$--	$60,000

Stock for patent pending 4,000
shares issued at 1.00 per share	$--	$--	$4,000

Reduction of liability to a related
party by an exchange in investment	$--	$--	$375,000

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

NOTE 2- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $3,389,970 and has limited revenues to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - BUSINESS DESCRIPTION

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 4B "Development Stage Company").  Its holdings include a solar energy company for solar farms, residential and commercial buildings (Aquentium Solar, Inc.), a company for research and development of algae energy projects, (New American Energy, Inc.), a Waste-To-Energy company for the development of waste-to-energy projects and recycling systems (Environmental Waste Management, Inc.), a housing company for the development of emergency and re-deployable housing structures (H.E.R.E. International, Inc.), an early-stage entertainment company that for the development of motion pictures, music, print publications, and consumer products (Canby Group, Inc.), and (Aquentium De Mexico) for any housing, energy, and water treatment business done in the Country of Mexico.  The subsidiaries were not active during the period ending March 31, 2012.

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

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

NOTE 7- RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)
Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food (OSF). Through OSF, Mr. Taggatz has advanced funds to pay for expenses on behalf of the Company.  Mr. Taggatz and affiliates have a total outstanding balance of $191,824 as of March 31, 2012.

b)
The Company recorded compensation of $120,000 as salary payable for the six month periods ending March 31, 2012 and 2011 which are accrued but not paid.  Total salaries payable as of March 31, 2012 and September 30, 2011 was $1,595,357 and $1,475,357 respectively.

c)	The Company entered into a lease agreement with Sani Dri and has accrued rent payable of $144,000 as of March 31, 2012. (See Note 12 “Lease Agreement”). Sani Dri is a Company Mr. Taggatz controls.

NOTE 8 - ACCRUED INTEREST

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the six month period ended March 31, 2012 the Company accrued interest of $6,020 for the outstanding judgment resulting in total interest accrued as of March 31, 2012 of $54,548. (See Note 9: Commitments and Contingencies)

NOTE 9- COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of March 31, 2012, $177,247 for the judgment plus accrued interest of $54,548 has been accrued by the Company for a total liability of $231,795.

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

NOTE 10 – JOINT VENTURES

In March 2004, Aquentium entered into 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of March 30, 2012, the joint venture had no further activity.

On August 18, 2008, the Company signed a business development agreement with Megaros, Inc. Under the terms of the agreement Megaros will receive commissions starting at five (5) percent of the first $1,000,000 of sales and decreasing one (1) percent for each $1,000,000 of additional sales of the Company’s products.

On July 28, 2009, the Company signed a joint venture agreement with an individual for the production and harvesting of algae on property owned by the individual.  Under the terms of the agreement the Company is required to raise substantial capital within twenty four months of the date of the agreement plus manage the joint venture on behalf of both parties.  The Company was obligated to a one-time fee of $15,000, which has been paid, plus an annual fee of $250,000 payable to the individual, once production commences. As there has been no activity and the obligation of the Company has not been met, the Company impaired the investment of $15,000 at September 30, 2010.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - LEASE AGREEMENT

On October 1, 2009, the Company entered into a lease agreement with Sani-Dri, Sani-Dri is controlled by the wife of Mr. Taggatz.  The Company has exclusive distribution territories for the Sani-Dri ozone hand dryer. Under the terms of the agreement the Company is subleasing 8,000 square feet of commercial office and warehouse space for three years. They will pay the affiliate rent of $4,000 per month through the year ending September 30, 2010; $4,800 per month for year two ending September 30, 2011 and $6,000 per month for year ending September 30, 2012.

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

Liquidity and Capital Resources

From inception (April 30, 2001) to March 31, 2012, we had an accumulated deficit of $3,389,970. We recorded a net loss of $ 84,795 and $165,259 for the three and six months ending March 31, 2012 and $81,213 and 164,890 for the same period in 2011.  The loss was minimal in 2012 over 2011. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $2,205,212 as of March 31, 2012 compared to a negative $ 2,039,952 as of September 30, 2011. Cash used in operations totaled $3,035 during the period ending March 31, 2012 compared to $9,125 during the same period in 2011. Funds provided from financing activities were $3,050 in 2012 compared to $14,125 during the same period in 2011.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During the six month period ended March 31, 2012 we have received advances from our President, Mark T. Taggatz, who has a total outstanding balance of $175,187plus an outstanding balance of $16,637 from Ozone Safe Food, Inc., a related party.  The advances are used for operational expenses in the normal course of business.  We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

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

Results of Operations

We recorded revenue of zero and $5,025 in the three and six months ending March 31, 2012 compared to zero and $5,000 during the same periods in 2011.  Cost of goods during the period ending March 31, 2012 was $1,384 compared to zero for the same period in 2011. The general and administrative expense during the three and six months ended March 31, 2012 were $81,785 and $164,433 compared to $83,203 and $163,870 for the same periods in 2011.  Management anticipates our general and administrative expenses will increase when we launch full operations related to the business opportunities we are currently investigating.  Interest expense totaled $3,010 for the three months and $6,020 for the six months ended March 31, 2012 compared to $3,010 and $6,020 in 2011. Management anticipates net losses will continue over the next two to three years as we develop our operations.

Off-Balance Sheet Arrangements

None.

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord of the Tennant Desert property in August 2007, we moved to a new office.  As a result of the legal action brought by the landlord, a judgment was filed against Aquentium and we have recognized an accrued a liability of $177,247, plus interest of $54,548 for a total of $231,795, related to the judgment awarded to the landlord of the Tennant Desert property.

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
_________
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

AQUENTIUM, INC.

Date: May 11, 2012	By:	/s/ Mark T. Taggatz
Mark T. Taggatz
President
Chief Executive Officer
Principal Financial and Accounting Officer