Form 10-Q
period 2012-06-30
AQUENTIUM INC
filed 2012-08-20
CIK 918997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 20, 2012, the registrant had 57,457,403 shares of common stock outstanding.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and September 30, 2011 (Audited)	4

	Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2012 and 2011 (Unaudited) and from inception (April 30, 2001) to June 30, 2012	5

	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2012 and 2011 (Unaudited) and from inception (April 30, 2001) to June 30, 2012	6

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4T:	Controls and Procedures	14

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Default on Senior Securities	15

Item 4.	Remove and Reserve	15

Item 5.	Other Information	15

Item 6:	Exhibits	16

	Signatures	17

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine months periods ended June 30, 2012 and 2011 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended June 30, 2012, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30	September 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$2,382	$--
Total current assets	2,382	--

Total assets	$2,382	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$--	$16
Accounts payable	38,878	34,830
Accrued interest	57,558	48,528
Accrued expense- litigation	177,247	177,247
Advances-related party	188,334	188,774
Accrued rent-related party	158,400	115,200
Salaries payable- related party	1,595,357	1,475,357
Total current liabilities	2,215,774	2,039,952

Total liabilities	2,215,774	2,039,952

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 57,457,403
as June 30, 2012 and 46,457,403 as of
September 30, 2011	282,787	232,287
Additional paid-in capital	972,471	952,471
Accumulated deficit during development stage	(3,470,650)	(3,224,710)
Total stockholders’ deficit	(2,213,392)	(2,039,952)

Total liabilities and stockholders’ deficit	$2,382	$--

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception
					(April 30,
	Three Months		Nine Months		2001) to
	Ended June 30,		Ended June 30,		June 30,
	2012	2011	2012	2011	2012

Income	$5,750	$--	10,775	$5,000	$15,775
Cost of goods sold	2650	--	(4,034)	--	(4,034)
Gross margin	3,100	--	6,741	5,000	11,741

Selling, general and administrative expenses	80,770	77,920	245,203	241.790	5,062,537
Impairment loss	--	--	--		15,000
Depreciation	-	-	--	----	3,973

Loss from operations	(77,670)	(77,920)	(238,462)	(236,790)	(5,069,769)

Other income (expense)
Other Income	--	--	--	--	1,877
Gain on debt settlement	--	--	1,533		3,430
Gain on sale of investment /business	--	--	--	--	370,000
Rental income	--	--	--	--	1,471,279
Expense- litigation settlement	--	--	--	--	(177,247)
Interest expense	(3,010)	(3,010)	(9,030)	(9,030)	(68,342)

Total other income (expense)	(3,010)	(3,010)	(7,477)	(9,030)	1,599,120

Net loss	$(80,680)	$(80,930)	(245,939)	(245,820)	$(3,470,650)

Loss per common share Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of common shares outstanding	51,743,117	46,457,403	48,109,417	46,457,403

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months		From inception
	Ended June 30,		(April 30, 2001) to
	2012	2011	June 30, 2012
Cash Flows From Operating Activities:
Net loss	$(245,939)	$(245,820)	$(3,470,650)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	--	--	715,755
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Disposition of subsidiary	--	--	18,465
Stock option compensation	--	--	100,000
Impairment expenses	--	--	18,638
Changes in operating assets and liabilities:
Bank overdraft	(16)	--	(16)
Accrued rent	43,200	43,200	158,400
Accrued expense-litigation payable	--	--	177,247
Accounts payable	4,047	6,870	39,678
Accrued interest	9,030	9,030	69,483
Salaries payable-related party	180,000	180,000	2,072,253

Net cash used in operating activities	(9,678)	(6,720)	(460,770)

Cash Flows From Investing Activities:
Investment in joint venture	--	--	(15,000)
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(18,973)

Cash Flows From Financing Activities:
Bank overdraft	--	--	16
Note payable-related party	--	--	134,960
Stock issued for cash	12,500		12,500
Advances – related party	(440)	9,200	325,149
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	12,060	9,200	482,125

Net increase in cash	2,382	2,480	2,382
Cash at beginning of period	--	--	--
Cash at end of period	$2,382	$2,480	$-

The accompanying notes an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Nine Months		From inception
	Ended June 30,		(April 30, 2001) to
	2012	2011	June 30, 2012
Non-Monetary Transactions

Stock issued for cash	$12,500		$12,500

Stock for debt settlement 5,292,549 shares issued at $0.0255 and $0.02 per share respectively	$--	$--	$135,000

Stock for interest 467,631 shares issued at $0.0255 per share	$--	$--	$11,925

Stock for officer salaries payable 10,000,00, 7,039,820 and 3,000,000 shares respectively
shares issued $0.006; $0.0255 and $0.02 per share respectively	$60,000	$--	$299,515

Stock for licensing agreement 100,000 shares issued at $0.06 per share	$--	$--	$6,000

Stock for acquisitions 1,150,000 shares issued at $0.02 per share	$--	$--	$23,000

Stock issue for salary 3,000,000 shares issued at $0.02 per share	$--	$--	$60,000

Stock for patent pending 4,000 shares issued at 1.00 per share	$--	$--	$4,000

Reduction of liability to a related party by an exchange in investment	$--	$--	$375,000

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

NOTE 2- GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $3,470,650 and has limited revenues to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - BUSINESS DESCRIPTION

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 4B "Development Stage Company").  Its holdings include a solar energy company for solar farms, residential and commercial buildings (Aquentium Solar, Inc.), a company for research and development of algae energy projects, (New American Energy, Inc.), a Waste-To-Energy company for the development of waste-to-energy projects and recycling systems (Environmental Waste Management, Inc.), a housing company for the development of emergency and re-deployable housing structures (H.E.R.E. International, Inc.), an early-stage entertainment company that for the development of motion pictures, music, print publications, and consumer products (Canby Group, Inc.), and (Aquentium De Mexico) for any housing, energy, and water treatment business done in the Country of Mexico.  The subsidiaries were not active during the period ending June 30, 2012.

On May 14, 2012 the Company formed Aquentium Puerto Rico, Inc. as a wholly owned subsidiary.

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

NOTE 5 – SUMMARY OF ACCOUNTING POLICIES

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 6:  STOCK ISSUED

On May 14, 2012 the Company issued 10,000,000 shares of common stock with a value of $60,000 ($0.006 per share to the CEO for a reduction of accrued compensation.

On June 18, 2012 the Company issued 500,000 shares of common stock for cash to one individual with a value of $12,500 ($0.025 per share). (See Note 7- Related Party Transactions)

NOTE 7- RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)
Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food (OSF). Through OSF, Mr. Taggatz has advanced funds to pay for expenses on behalf of the Company.  Mr. Taggatz and affiliates have a total outstanding balance of $188,334 as of June 30, 2012.

b)
The Company recorded compensation of $180,000 as salary payable for the nine month periods ending June 30, 2012 and 2011 which are accrued but not paid.  Total salaries payable as of June 30, 2012 and September 30, 2011 was $1,595,357 and $1,475,357 respectively.

c)	The Company entered into a lease agreement with Sani Dri and has accrued rent payable of $158,400 as of June 30, 2012. (See Note 12 “Lease Agreement”). Sani Dri is a Company Mr. Taggatz controls.

d)	The Company issued 10,000,000 shares of common stock reducing the recorded compensation by $60,000 ( See Note 6- Stock Issued)

NOTE 8 - ACCRUED INTEREST

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the nine month period ended June 30, 2012 the Company accrued interest of $9,030 for the outstanding judgment resulting in total interest accrued as of June 30, 2012 of $57,558. (See Note 9: Commitments and Contingencies)

NOTE 9- COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of June 30, 2012, $177,247 for the judgment plus accrued interest of $57,558 has been accrued by the Company for a total liability of $234,805.

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

NOTE 10 – JOINT VENTURES

In March 2004, Aquentium entered into 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of June 30, 2012, the joint venture had no further activity.

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

Liquidity and Capital Resources

From inception (April 30, 2001) to June 30, 2012, we had an accumulated deficit of $3,470,650. We recorded a net loss of $ 80,680 and $245,939 for the three and nine months ending June 30, 2012 and $80,930 and $245,820 for the same period in 2011.  The loss was minimal in 2012 over 2011. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $2,231,092 as of June 30, 2012 compared to a negative $ 2,039,952 as of September 30, 2011. Cash used in operations totaled $9,678 during the period ending June 30, 2012 compared to $6,720 during the same period in 2011. Funds provided from financing activities were $12,060 in 2012 compared to $9,200 during the same period in 2011.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During the nine month period ended June 30, 2012 we have received advances from our President, Mark T. Taggatz, who has a total outstanding balance of $171,697 plus an outstanding balance of $16,637 from Ozone Safe Food, Inc., a related party.  The advances are used for operational expenses in the normal course of business.  We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

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

Results of Operations

We recorded revenue of $5,750 and $10,775 in the three and nine months ending June 30, 2012 compared to zero and $5,000 during the same periods in 2011.  Cost of goods during the period ending June 30, 2012 was $4,034 compared to zero for the same period in 2011. The general and administrative expense during the three and nine months ended June 30, 2012 were $80,770 and $245,203 compared to $77,920 and $241,790 for the same periods in 2011.  Management anticipates our general and administrative expenses will increase when we launch full operations related to the business opportunities we are currently investigating.  Interest expense totaled $3,010 for the three months and $9,030 for the nine months ended June 30, 2012 compared to $3,010 and $9,030 in 2011. Management anticipates net losses will continue over the next two to three years as we develop our operations.

Off-Balance Sheet Arrangements

None

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord of the Tennant Desert property in August 2007, we moved to a new office.  As a result of the legal action brought by the landlord, a judgment was filed against Aquentium and we have recognized an accrued a liability of $177,247, plus interest of $57,558 for a total of $234,805, related to the judgment awarded to the landlord of the Tennant Desert property.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO and CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

There have been no material changes to Aquentium’s risk factors as previously disclosed in our most recent 10-K filing for the year ending December 31, 2011.

ITEM 2.   UNREGISTERED SLAES OF EQUITY SECVURITIES AND USE OF PROCEEDS

On May 14, 2012 the Company issued 10,000,000 shares of common stock with a value of $60,000 ($0.006 per share to the CEO for a reduction of accrued compensation.

On June 18, 2012 the Company issued 500,000 shares of common stock for cash to one individual with a value of $12,500 ($0.025 per share).

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVE AND RESERVE

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

No.	Description

31	Chief Executive Officer Certification

32	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

AQUENTIUM, INC.

Date: August 20, 2012	By:	/s/ Mark T. Taggatz
Mark T. Taggatz
President
Chief Executive Officer Principal Financial and Accounting Officer