Form 10-K
period 2012-09-30
AQUENTIUM INC
filed 2012-12-27
CIK 918997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ____________, to ____________.

Commission file number:  000-23402

AQUENTIUM, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2863244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

571 Crane Street Building A Perris, CA	92530
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (951) 674-9200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity of 16,657,403 shares held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 21, 2012  was $533,037. The number of shares outstanding of the registrant’s common stock, as of December 26, 2012, was 56,957,403.

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

New Projects

Waste-to-Energy Projects

In January 2009, we announced that the company was pursuing waste-to-energy projects internationally as well as domestically.  The waste-to-energy projects will vary in costs based on the amount of MSW to be processed.  As of the date of this filing, we have signed to Power Purchase Agreements (PPA) with Municipalities in China. Both of these projects are contingent of Aquentium receiving financing to build the facilities. Our initial projects in China are projected to cost approximately $200 million (US). We would generate revenues based on the sale of electricity to each municipality. Each (PPA) is for 30 years.

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

In April 2006, Aquentium incorporated H.E.R.E International, Inc. in the state of Colorado.  “H.E.R.E.” stands for Housing & Emergency Relief Efforts.  This subsidiary was incorporated to market and manufacture our deployable housing structures.   Although the company receives numerous inquiries on this product, this business will only become operational with orders of 50 units or more to start. As of September 30, 2012, this subsidiary does not have business operations.

Aquentium de Mexico: On October 24, 2007, we incorporated Aquentium de Mexico, in the country of Mexico.  This wholly-owned subsidiary was formed to do business in Mexico in the area of low cost housing.  We are currently are seeking housing and alternative energy business in Mexico.   As of September 30, 2012, this subsidiary does not have any operating business operations.

New American Energy, Inc.:  In December 2003, Aquentium acquired Charis Energy Development, Inc.  and subsequently changed the name of the company to New American Energy.  This business seeks solutions in the alternative energy sector.   New American Energy is going to be the Aquentium subsidiary that specializes in the production of algae bio-fuels.  This subsidiary is seeking capital in order to be able to validate the production of an algae prototype system at a major university. As of September 30, 2012, this subsidiary does not have business operations.

Canby Group:  In September 2002, Aquentium acquired Canby Group Inc.  Canby Group is an entertainment development stage company.  The business plan for this subsidiary is to acquire operating companies or projects within the entertainment industry or sector which may have products to license or distribute.  As of September 30, 2012, this subsidiary does not have business operations.

Environmental Waste Management, Inc.: In January 2004, Aquentium acquired Environmental Waste Management, Inc.  This subsidiary has an operational Styrofoam recycling machine that condenses Styrofoam into blocks at a ratio of 20-1.  As of September 30, 2012, this subsidiary does not have business operations.

Aquentium Solar Inc.: In August 2002, Aquentium acquired USA Public Auction, Inc. The name of this company was recently changed to Aquentium Solar.   This company will focus on developing solar energy projects in the USA and internationally. As of September 30, 2012, this subsidiary does not have business operations.

Aquentium’s Joint Ventures

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

Based on our current plan, we believe we may require at least $1 to $10 million dollars of additional financing within the next twelve months to expand our alternative energy business, SIP and ozone operations, to satisfy our accrued legal settlements and to meet our commitments to any other new projects.  Our success will depend upon our ability to access equity capital markets or borrow on terms that are financially advantageous to us.  In the current economy, we may not be able to obtain additional funds on acceptable terms.  If we are able to borrow funds, we could be forced to use a large portion of our future revenue to repay principal and interest on those funds.  If we issue our securities for capital, then the interests of our shareholders will be diluted.  If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans.

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

Pursuant to Section 404, in our annual report for the year ended September 30, 2012 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting.  We cannot assure you as to our independent registered public accounting firm’s conclusions at September 30, 2012 with respect to the effectiveness of our internal control over financial reporting and there is a risk that our independent registered public accounting firm will not be able to conclude at that time that our internal controls over financial reporting are effective as required by Section 404.

ITEM 2:  PROPERTIES

Principal Office Lease

Starting October 1, 2009 we sublease 8,000 square feet of office space for a three year term from Sani-Dri, Inc.  The rate is $0.50 per square foot per month in year one, $0.60 per square foot per month in year two and $0.75 per square foot per month in year three.  The building is a one level commercial office and manufacturing space, with a reception area and two offices. This lease was canceled on August 31, 2012.

In September 2012 we subleased space from Mark Taggatz the CEO and sole director of the Company. The Company pays $1,600 per month rent and is on a month to month lease.

ITEM 3:  LEGAL PROCEEDINGS

As of the date of this filing, we are not a party to any ongoing legal proceeding.

ITEM 4:  MINE SAFETY INFORMATION

None

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock trade under the symbol “AQNM” and are listed on the OTC Bulletin Board.  Our common stock is thinly traded and we do not have an active trading market at the time of this filing.  The following table lists the range of the high and low bid price for our common stock for each quarter of the 2012 and 2011 fiscal years as reported by the OTC Bulletin Board.  Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

Date	High	Low

December 31, 2011	0.02	0.005
March 31, 2012	0.011	0.05
June 30, 2012	0.095	0.006
September 30, 2012	0.09	0.026

December 31, 2010	0.04	0.01
March 31, 2011	0.02	0.01
June 30, 2011	0.03	0.01
September 30, 2011	0.03	0.011

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

Holders

As of September 30, 2012, we had approximately 100 shareholders of record of our common stock, which does not include shares held in “street accounts” of securities brokers.

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

Recent Sales of Unregistered Security

On May 14, 2012 the Company issued 10,000,000 shares of common stock with a value of $60,000 ($0.006 per share) for accrued salary.

On June 8, 2012 the Company issued 500,000 shares of common stock with a value of $12,500 ($0.025 per share) for cash.

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

Liquidity and Capital Resources

At September 30, 2012, Aquentium had an accumulated deficit of $3,547,160 and recorded a net loss of $322,449 for the year ended September 30, 2012.  We have recorded revenues of $17,160 during the period ending September 30, 2012 and $5,000 during the same period 2011.  We have minimal cash or assets.  Based on these factors there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During fiscal year 2012 we received net advances of $1,560 from our President, Mark T. Taggatz, compared to advances of $1,000 he provided in 2011.  Also, in 2012, Ozone Safe Food, a related party, advanced $2,900 to us.  (See Part III, Item 13 “Certain Relationships and Related Transactions,” below.)  The advances are used for operational expenses in the normal course of business.  We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

Historically, we also issue shares of our common stock to pay for services and loans. During the fiscal year 2012 we issued 10,000,000 shares of common stock, value as $60,000 for accrued salary.  In addition we issued 500,000 shares of common stock, valued at $12,500 for cash.  During fiscal year 2010 we issued an aggregate of 1,100,000 common shares, valued at $45,000, in consideration for consulting services.  During the fiscal year 2009 we issued 17,650,000 shares of common stock with a value of $455,700. Of those shares 1,250,000 were issued in October 2008 to Raymond Sabbaghi in consideration for consulting services related to business development for our ozone equipment and housing system operations valued at approximately $37,500.  We also issued 12, 800,000 shares for accrued salaries and debt owed to Ozone Safe Food (and we issued 3,600,000 shares for marketing and consulting services.  During the 2008 fiscal year we issued 100,000 shares, valued at $23,000, for business development services related to Aquentium de Mexico.

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

Results of Operations

We recorded revenue of $17,160 in 2012 and $5,000 in 2011.  Our general and administrative expenses were $323,769 in 2012 compared to $320,559 in2011.  Interest expense was $12,040 in 2012 and for the same period in 2011.  Net loss in 2012 was $322,449 compared to $327,599 in 2011. The decrease in net loss was due primarily to lower overhead costs in 2012.  Management anticipates net losses will continue over the next two to three years as we develop our distribution methods for our products.

Financing Activities

Cash used in operating activities was $16,318 for the period ending September 30, 2012 compared to $11,089 for the same period in 2011.  The lower amount in 2011 was due primarily to prepay of $3,200 offset by lower rent and accounts payable in 2012 over 2011.

Cash provided by investing activities was $16,944 in 2012 compared to $11,089 in the same period in 2011. Cash advances by related parties plus the sale of common stock for $12,500 in 2012 were the source of the cash provided by financing activities in both 2012 and 2011.

Off-Balance Sheet Arrangements

None

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord of the Tennant Desert property in August 2007 we moved to a new office.  As a result of the legal action brought by the landlord a judgment was filed against Aquentium and we have recognized an accrued a liability of $237,815, including interest, related to the judgment awarded to the landlord of the Tennant Desert property.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLSOURE

None

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

For the year ended September 30, 2012, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is effective.

Our principal officer has also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Positions Held	Director Term

Mark T. Taggatz	48	President, CEO, Secretary/Treasurer, and Chairman of the Board	From April 2, 2002 until next annual meeting

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Compensation		All Other Compensation	Total

Mark T. Taggatz CEO	2012	$240,000	(1)	$0	$240,000
	2011	$240,000	(1)	$0	$240,000
	2010	$240,000	(1)	$0	$240,000
_________
(1) Represents accrued salary.

Our CEO accrued compensation for the year ended September 30, 2012 and has salary payable totaling $1,655,347 at 2012 year end.  We have not entered into an employment contract with our executive officer and his compensation, if any, will be determined at the discretion of our board of directors, of which he is the sole director.

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

Outstanding Equity Awards

Our executive officer does not have any outstanding equity awards as of September 30, 2012.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance as of September 30, 2012 under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$0	-
Equity compensation plans not approved by security holders	0	$0	10,000,000
Total	0	$0	10,000,000

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Due to these rules, two or more persons may be deemed to be the beneficial owners of the same securities.  The percentage of beneficial ownership is based on 56,957,403 shares of common stock outstanding as of December 21, 2012.

CERTAIN BENEFICIAL OWNERS

Title of class	Name and address of beneficial owners	Amount and nature of beneficial ownership	Percent of class

Common	Ozone Safe Food, Inc. 571 Crane Street Building A Perris, CA , 92530	12,800,000	22.5

Common	Wall Street Marketing Group, Inc. 571 Crane Street Building A Perris, CA , 92530	9,000,000	15.8

Common	Sherry L. Wilson 29743 Vacation Drive Canyon Lake, CA 92587	5,000,000	8.7

Common	Mark T. Taggatz 571 Crane Street Building A Perris, CA , 92530	13,500,000	23.7

	All Officers and Directors as a group (1)	13,500,000	23.7
_____________
(1)  Mr. Taggatz has sole power to vote and invest for Ozone Safe Food, Inc., and Wall Street Marketing Group, Inc.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following information summarizes transactions or proposed transactions in which we were a participant since the beginning of our 2012 fiscal year.  The following transactions between Aquentium and our present director and officer and his affiliates have been negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

In October 2009, we entered into a lease agreement with Sani-Dri, Inc. to sublease for a period of three years office space in the building Sani-Dri leases.  Aquentium paid Sani-Dri rent of $4,000 for the year ending September 30, 2010; $4,800 for year two ending September 30, 2011 and $6,000 for year three ending September 30, 2012. The lease was terminated on August 31, 2012 by mutual agreement.

On September 1, 2012 the Company leased on a month to month basis space from its CEO and sole director mark Taggatz.  The lease includes a deposit for the first and last month of $3,200 plus monthly rent of $1,600.

During the fiscal year ended September 30, 2012, Mr. Taggatz, advanced $1,560 to Aquentium and its affiliates. As of September 30, 2011, $175,197 was due to Mr. Taggatz for advances to Aquentium and its affiliates.

Director Independence

Our director is not an independent director as defined by Nasdaq Stock Market Rule 4200(a) (15).

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm, Johnson Mattson & Smail, PLLC.

	2011	2012

Audit fees	$7,500	$7,500
Audit related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AQUENTIUM, INC.

Date: December 26, 2012	By:	/s/ Mark Taggatz
Mark T. Taggatz,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 26, 2012	By:	/s/ Mark Taggatz
Mark T. Taggatz
Chairman of the Board, President,
Chief Executive Officer, Secretary/Treasurer,
Principal Financial and Accounting Officer

JOHNSON MATTSON & SMAIL, PLLC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aquentium, Inc. and subsidiaries (a Delaware Corporation)
(A Development Stage Company)
Perris, California

We have audited the accompanying consolidated balance sheets of Aquentium, Inc. and subsidiaries (A Development Stage Company) as of September 30, 2012, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended September 30, 2012 and 2011, and from inception (April 20, 2001) through September 30, 2012. Aquentium Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquentium, Inc. as of September 30, 2012, and the results of its operations and its cash flows for each of the years ended September 30, 2012 and 2011, and from inception (April 30, 2001) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Johnson Mattson & Smail, PLLC.

Johnson Mattson & Smail, PLLC
Buffalo, MN

December 21, 2012

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	As of September 30,
	2012	2011
ASSETS
Current assets
Cash	$626	$--
Deposits	3,200	--

Total current assets	3,826	--

Total assets	3,826	--

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	--	16
Accounts payable	39,322	34,830
Accrued expense – litigation	177,247	177,247
Accrued interest	60,568	48,528
Advances-related parties	193,234	188,774
Rent payable-related party	168,000	115,200
Compensation payable- related party	1,655,347	1,475,357

Total current liabilities	2,293,728	2,039,952

Total liabilities	2,293,728	2,039,952

Stockholders’ deficit
Preferred shares, par value $0.00001, 10,000,000 authorized
no shares issued and outstanding	--	--
Common stock, par value $0.005, 100,000,000 authorized
issued and outstanding as of September 30, 2012 and
September 30, 2011, respectively: 56,957,403 and 46,457,403	284,787	232,287
Additional paid-in capital	972,471	952,471
Accumulated deficit during the development stage	(3,547,160)	(3,224,710)

Total stockholders’ deficit	(2,289,902)	(2,039,952)

Total liabilities and stockholders’ deficit	$3,826	$--

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

			From Inception
	For Year Ended		(April 30, 2001) to
	September 30,		September 30,
	2012	2011	2012

Income	$17,160	$5,000	$22,160
Cost of goods sold	(5,434)	--	(5,434)
Impairment loss	--	--	15,000
General and administrative expenses	323,769	320,559	5,141.103
Depreciation	--	--	3,973

Loss from operations	(312,043)	(315,559)	(5,143,350)

Other income (expense)
Gain (loss) on sale of investment/business	--	--	370,000
Rental income	--	--	1,471,279
Other income	1,634	--	3,511
Expense – litigation settlement	--	--	(177,247)
Impairment loss	--	--	(71,271)
Interest expense	(12,040)	(12,040)	(71,352)

Total other income (expense)	(10,406)	(12,040)	1,596,191

Net loss	$(322,449)	$(327,599)	$(3,547,159)

Loss per common share- basic	$(0.01)	$(0.01)

Basic weighted average number of common shares outstanding	50,339,595	46,457,403

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (APRIL 30, 2001) THROUGH SEPTEMBER 30, 2012
(AUDITED)

					Other
	Common Stock		Paid in	Accumulative	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Deficit

Founder's capital contribution	-	$-	$500	$-	$-	$500
Capital contributed, office space	-	-	3,000	-	-	3,000
Common stock issued for reverse merger	4,000,000	20,000	(20,000)	-	-	-
Preferred stock converted	1,000,000	5,000	(5,000)	-	-	-
Common stock retained by shareholders April,
2002 for the acquisition of Aquentium,
Delaware valued at par value per share	76,014	380	(380)	-	-	-
Stock for services	500,000	2,500	7,500	-	-	10,000
Acquisitions of subsidiaries	900,000	4,500	13,500	-	-	18,000
Net loss
September 30, 2002	-	-	-	(61,987)	-	(61,987)

Balance September 30, 2002	6,476,014	32,380	(880)	(61,987)	-	(30,487)

Stock options compensation	-	-	100,000	-	-	100,000
Stock for services	2,160,000	10,800	32,400	-	-	43,200
Acquisition of subsidiaries	250,000	1,250	3,750	-	-	5,000
Debt settlement	2,000	10	30	-	-	40
Capital contributed, office space	-	-	3,000	-	-	3,000
Net loss	-	-	-	(259,910)	-	(259,910)

Balance September 30, 2003	8,888,014	44,440	138,300	(321,897)	-	(139,157)

Acquisition of subsidiaries	2,080,000	10,400	(10,400)	-	-	-
Lease deposit	5,140	26	77	-	-	103
Stock for services	1,007,000	5,035	15,105	-	-	20,140
Rescission of 2002 acquisition	(500,000)	(2,500)	2,500	-	-	-
Officer compensation	3,000,000	15,000	45,000	-	-	60,000
Capital contributed, office space	-	-	3,000	-	-	3,000
Net income				391,123		391,123
Other comprehensive income (loss):
Unrealized loss on stock	-	-	-	-	(230,000)	(230,000)
Comprehensive income	-	-	-	-	-	-

Balance September 30, 2004	14,480,154	$72,401	$193,582	$69,226	$(230,000)	$105,209

Stock for patent	200,000	1,000	3,000	-	-	4,000
Net loss	-	-	-	(242,875)	-	(242,875)
Other comprehensive income:
Unrealized loss on stock	-	-	-	-	(37,500)	(37,500)
Comprehensive income	-	-	-	-	-	-

Balance September 30, 2005	14,680,154	73,401	196,582	(173,649)	(267,500)	(171,166)

Comprehensive income	-	-	-	-	267,500	267,500
Stock for services	7,035,000	35,175	105,525	-	-	140,700
Net loss	-	-	-	(780,184)	-	(780,184)

Balance September 30, 2006	21,715,154	108,576	302,107	(953,833)	-	(543,150)

Stock for services issued	5,750,000	28,750	215,625	-	-	244,375
Stock issued for license agreement	100,000	500	5,500	-	-	6,000
Booking common stock difference	42,249	211	(211)	-	-	-
Net loss	-	-	-	(733,410)	-	(733,410)

Balance September 30, 2007	27,607,403	138,037	523,021	(1,687,243)	-	(1,026,185)

Stock for service	100,000	500	22,500	-	-	23,000
Net loss	-	-	-	(366,279)	-	(366,279)

Balance September 30, 2008	27,707,403	138,537	545,521	(2,053,522)	-	(1,369,464)

Stock issued for services	4,850,000	24,250	105,050	-	-	129,300
Stock issued for debt	5,292,549	26,463	108,497	-	-	134,960
Stock issued for interest	467,647	2,338	9,587	-	-	11,925
Stock issued for salaries payable	7,039,804	35,199	144,316	-	-	179,515
Net loss	-	-	-	(456,222)	-	(456,222)

Balance September 30, 2009	45,357,403	$226,787	$912,971	$(2,509,744)	-	$(1,369,986)

Stock issued for service	1,100,000	5,500	39,500	-	-	45,000
Net loss	-	-	-	(387,367)	-	(387,367)

Balance September 30, 2010	46,457,403	232,287	952,471	(2,897,111)	-	(1,712,353)

Net loss	-	-	-	(327,599)	-	(327,599)

Balance September 30, 2011	46,457,403	$232,287	$952,471	$(3,224,710)	-	(2,039,952)

Stock issued for cash	500,000	2,500	10,000	-	-	12,500
Stock issued for accrued salary	10,000,000	50,000	10,000	-	-	60,000

Net loss	-	-	-	(322,449)	-	(322,449)

Balance September 30, 2012	56,957,403	$284,787	$972,471	$(3,547,160)	-	$2,289,902

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

			From
			inception
			April 30,
	Year Ended		2001 to
	September 30,		September 30,
	2012	2011	2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(322,449)	$(327,599)	$(3,547,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	--	--	715,755
Stock for joint venture	--	--	6,000
Realized investment loss (gain)	--	--	(370,000)
Disposition of subsidiaries	--	--	18,465
Impairment loss	--	--	18,638
Stock option compensation	--	--	100,000
Changes in operating assets and liabilities:
Accrued expense-litigation settlement	--	--	177,247
Accrued rent	52,800	57,600	168,000
Accounts payable	4,491	6,870	40,125
Accrued interest	12,040	12,040	72,493
Prepaid	(3,200)		(3,200)
Accrued compensation-officer	240,000	240,000	2,132,253

Net cash used in operating activities	(16,318)	(11,089)	(467,410)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in joint venture	--	--	(15,000)
Purchase of fixed asset	--	--	(3,973)

Net cash used in investing activities	--	--	(18,973)

CASH FLOW FROM FINANCING ACTIVITIES:
Bank overdraft	(16)	(111)	--
Stock issued for cash	12,500	--	12,500
Loan - affiliated company	--	--	137,860
Advances - related parties	4,460	11,200	327,149
Capital contribution - founder	--	--	500
Capital contribution - office space	--	--	9,000

Net cash provided by financing activities	16,944	11,089	487,009

NET CHANGE IN CASH	626	--	626

CASH AT BEGINNING OF YEAR	--	--	--
CASH AT END OF YEAR	$626	$--	$626

Non-Monetary Transactions

Stock issued for debt 5,292,549 shares and 2,000,000 shares
respectively @ $0.0255 and $0.02 respectively	$--	$--	$135,000

Stock for interest 467,631 shares @ $0.0255	$--	$--	$11,925

Stock issued for accrued salary 10,000,000 @$0.006 per share	$60,000	--	--

1,150,000 common shares issued for acquisitions at $0.02 per share	$--	$--	$23,000

Stock for salary 7,039,820 shares and 3,000,000 shares
respectively issued at $0.0255 and$0.02 respectively	$--	$--	$239,515

Stock for licensing agreement 100,000shares issued at $0.06 per share	$--	$--	$6,000

Stock for acquisitions 1,150,000shares issued at $0.02 per share	$--	$--	$23,000

Stock for patent pending 4,000 shares @ $1.00 per share	$--	$--	$4,000

Reduction of liability to a related party by an exchange in investment	$--	$--	$375,000

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Audited)

NOTE 1:  BUSINESS AND HISTORY

A.        Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 2 H "Development Stage Company").  Its holdings include an early-stage entertainment division that will develop and license products and publications (Canby Group, Inc.), a full service integrator (Aquentium Solar, Inc.), the research and development of alternative energy biofuel projects, (North American Energy, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc.) and (Aquentium De Mexico).  All the above companies were inactive during fiscal years ending September 30, 2012 and 2011, however, See Note 1C, "Acquisitions and Dispositions" for additional information.

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

Revenue is recognized when it is received in accordance with the basic FASB ASC 605-10 “Revenue Recognition”.  The Company received no revenue for the years ending September 30, 2012 and 2011.

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

I.	Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 3:  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $3,547,160 and has minimal revenues to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4:  STOCK ISSUED

On May 14, 2012 the Company issued 10,000,000 shares of common stock with a value of $60,000 ($0.006 per share) for accrued salary.

On June 8, 2012 the Company issued 500,000 shares of common stock with a value of $12,500 ($0.025 per share) for cash.

The following table summarizes, by date, the stock transactions from inception through September 30, 2012:

Period/ Date of Share Issuance	Description	Shares	Price per Share	Cost of Shares

06/29/02	Acquisition of subsidiaries	500,000	0.020	$10,000
08/06/02	Acquisition of subsidiaries	250,000	0.020	5,000
09/09/02	Acquisition of subsidiaries	150,000	0.020	3,000
09/30/02	Shares issued for reverse merger	4,000,000	0.000	-
09/30/02	Preferred Shares converted common	1,000,000	0.000	-
09/30/02	Shares retained by shareholders	76,014	0.000	-
09/30/02	Shares issued for services	500,000	0.020	10,000
	2002 TOTAL	6,476,014		$28,000

10/28/02	Acquisition of subsidiaries	250,000	0.020	$5,000
09/30/03	Shares issued for settlement	2,000	0.020	40
09/30/03	Shares issued for services	2,160,000	0.020	43,200
	2003 TOTAL	2,412,000		$48,240

03/12/04	Shares to be cancelled	(500,000)	$0.000	$-
09/30/04	Acquisition of subsidiaries	2,080,000	0.000	-
09/30/04	Shares issued for lease deposit	5,140	0.020	103
09/30/04	Shares issued as stock based compensation	3,000,000	0.020	60,000
09/30/04	Shares issued for services	1,007,000	0.020	20,140
	2004 TOTAL	5,592,140		$80,243

09/30/05	Shares issued for patent/ licensing	200,000	0.020	$4,000
	2005 TOTAL	200,000		$4,000

10/03/05	Shares issued for services	5,000	0.020	$100
10/03/05	Shares issued for services	5,000	0.020	100
10/15/05	Shares issued for services	200,000	0.020	4,000
10/31/05	Shares issued for services	500,000	0.020	10,000
11/25/05	Shares issued for services	3,500,000	0.020	70,000
12/01/05	Shares issued for services	25,000	0.020	500
12/09/05	Shares issued for services	2,800,000	0.020	56,000
	2006 TOTAL	7,035,000		$140,700

08/27/07	Shares issued for funds	50,000	0.043	$2,125
08/27/07	Shares issued for funds	200,000	0.043	8,500
09/07/07	Shares issued for services	5,500,000	0.043	233,750
09/20/07	Shares issued for licensing agreement	100,000	0.060	6,000
09/30/07	Shares issued in prior year not recorded	42,249	0.000	-
	2007 TOTAL	5,892,249		$250,375

11/08/07	Shares issued for services	100,000	0.230	$23,000
	2008 TOTAL	100,000		$23,000

Period/ Date of Share Issuance	Description	Shares	Price per Share	Cost of Shares

10/03/08	Shares issued for service	100,000	$0.0255	$2,550
10/03/08	Shares issued for service	3,500,000	0.0255	89,250
10/03/08	Shares issued for service	1,250,000	0.0300	37,500
10/16/08	Shares issued for debt	5,292,549	0.0255	134,900
10/16/08	Shares issued for interest	467,647	0.0255	11,925
10/16/08	Shares issued for salaries payable	7,039,804	0.0255	179,515
	2008 TOTAL	17,650,000		$455,700

3/1/2010	Shares issued for service	100,000	$0.05	$5.000
5/20/2010	Shares issued for service	1,000,000	0.04	$40,000
	2010 TOTAL	1,100,000		45,000

	2011 TOTAL	--	--	--

5/14/2012	Shares issued for accrued salary	10,000,000	0.006	60,000
6/8/2012	Shares issued for cash	500,000	0.035	12,500

	2012 TOTAL	10,500,000		72,500
	ACCUMULATED TOTAL	56,957,403		$1,247,758

NOTE 5:  INCOME TAX

At September 30, 2012 and 2011, the Company had a federal operating loss carryforward of approximately $3,009,785 and $2,678,336, respectively, which expires in varying amounts between 2031and 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$1,261,081	$1,148,224
Stock-based compensation	235,370	235,370
Total deferred tax assets	1,496,451	1,383,595

Less: Valuation Allowance	(1,496,451)	(1,383,595)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of September 30, 2012 and 2011 was $1,496,451 and $1,383,595, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2012 and 2011 and, accordingly, recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30:

	2012	2011

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(8.8)%	(8.8)%
Change in valuation allowance	43.8%	43.8%

Effective tax rate	0.0%	0.0%

NOTE 6:  RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board, had the following transactions with the Company:

a.	Advanced $1,560 during the fiscal year 2012 with a total of $175,197 to the Company as of September 30, 2012.
b.
Recorded compensation of $240,000 as compensation payable for each year ending September 30, 2012 and 2011 which are accrued and not paid totaling $1,655,347 and $1,475,357 as of September 30, 2012 and 2011, respectively.

c.	Exchanged the shares held by the Company as investment for unpaid compensation in 2008. (See Note 11: Gain (Loss) on Sale of Investments)
d.	Leased space as of September 1, 2012 at the rate of $1,600 per month.

During the year ending September 30, 2012 the Company:

•	Accrued rent to a related party Sani Dri of $52,800 for a total outstanding of 168,000
•	Was advanced $2,900 by a related party OSF for a total outstanding of $18,037.

Mr. Taggatz is and officer and shareholder of both the related parties in these transactions.

NOTE 7: INTEREST EXPENSE

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance totaling $60,568 and $48,528 as of September 30, 2012 and 2011 respectively. (See Note 9: Commitments and Contingencies)

NOTE 8: COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of September 30, 2012, $177,247 for the judgment plus accrued interest of $60,568 has been accrued by the Company for a total liability of $237,815.

On August 22, 2007, Aquentium, Inc. entered into a Commercial Lease Agreement, with Halleck Family Trust, the landlord, for 5,000 square feet of light industrial and office space located in North Palm Springs, California.   The lease was effective September 1, 2007, and expired on August 31, 2009.  The Company has accrued a payable for unpaid rent of $17,500 as of September 30, 2012.