Form 10-Q
period 2012-12-31
AQUENTIUM INC
filed 2013-02-08
CIK 918997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from ___________ to ___________

Commission File No.: 000-23402

AQUENTIUM, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2863244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

571 Crane Street, Building A, Perris, California	92530
(Address of principal executive offices)	(Zip Code)

(951) 674-9200
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

As of February 8, 2013, the registrant had 56,957,403 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3
	Consolidated Balance Sheets as of December 31, 2012 (Unaudited) and September 30, 2012 (Audited)	4
	Consolidated Statements of Operations for the Three Months Ended December 31, 2012 and 2011 (Unaudited) and from inception (April 30, 2001) to December 31, 2012	5
	Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2012 and 2011 (Unaudited) and from inception (April 30, 2001) to December 31, 2012	6
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4T:	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 6:	Exhibits	16
Signatures		17

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended December 31, 2012 and 2011 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended December 31, 2012, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31	September 30,
	2012	2012
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$65	$626
Prepaid	1,600	3,200
Total current assets	1,665	3,826

Total assets	$1,665	$3,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	44,576	39,322
Accrued interest	63,578	60.568
Accrued expense- litigation	177,247	177,247
Advances-related party	193,234	193,234
Accrued rent-related party	168,000	168,000
Salaries payable- related party	1,715,357	1,655,347
Total current liabilities	2,361,992	2,293,728

Total liabilities	2,361,992	2,293,728

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005 authorized 100,000,000 shares,
issued and outstanding 56,957,403 as of December 31, 2012 and September 30, 2012, respectively	284,787	284,787
Additional paid-in capital	972,471	972,471
Accumulated deficit during development stage	(3,617,585)	(3,547,160)
Total stockholders’ deficit	(2,360,327)	(2,289,902)

Total liabilities and stockholders’ deficit	$1,665	$3,826

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From
			Inception
			(April 30,
	Three Months		2001) to
	Ended December 31,		December 31,
	2012	2011	2012

Income	$--	$5,025	$22,160
Cost of goods sold	--	(1,384)	(5,434)
Gross margin	--	3,641	16,726,

Selling, general and administrative expenses	67,416	82,648	5,208,519
Impairment loss	--	--	15,000
Depreciation	--	--	3,973

Loss from operations	(67,416)	(79,007)	(5,210,766)

Other income (expense)

Gain on debt settlement	--	1,553	3,511
Gain on sale of investment/business	--	--	370,000
Rental income	--	--	1,471,279
Expense- litigation settlement	--	--	(177,247)
Interest expense	(3,010)	(3,010)	(74,362)

Total other income (expense)	(3,010)	(1,457)	1,593,181

Net loss	$(70,426)	$(80,464)	$(3,617,585)

Loss per common share Basic	$(0.00)	$(0.00)

Basic weighted average number of common shares outstanding	56,957,403	46,457,403

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,		From inception (April 30, 2001) to December 31,
	2012	2011	2012
Cash Flows From Operating Activities:
Net loss	$(70,426)	$(80,464)	$(3,617,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	--	--	715,755
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Disposition of subsidiary	--	--	18,465
Stock option compensation	--	--	100,000
Impairment expenses	--	--	18,638
Changes in operating assets and liabilities:
Bank overdraft	--	(16)	--
Accrued rent	--	14,400	168,000
Accrued expense-litigation payable	--	--	177,247
Accounts payable	5,255	1,447	45,380
Accrued interest	3,010	3,010	75,503
Prepaid	1,600	--	(1,600)
Salaries payable-related party	60,000	60,000	2,192,253

Net cash used in operating activities	(561)	(1,623)	(467,971)

Cash Flows From Investing Activities:
Investment in joint venture			(15,000)
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(18,973)

Cash Flows From Financing Activities:
Stock issued for cash	--	--	12,500
Note payable-related party	--	--	137,860
Advances – related party	--	2,050	327,149
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	--	2,050	487,009

Net increase in cash	(561)	427	65
Cash at beginning of period	626	--	--
Cash at end of period	$65	$427	$65

The accompanying notes an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Three Months Ended December 31,		From inception (April 30, 2001) to December 31,
	2012	2011	2012
Non-Monetary Transactions

Stock for debt settlement 5,292,549 and 2,200,000 shares
issued at $0.0255 and $0.02 per share respectively	$--	$--	$135,000

Stock for interest 467,631
shares issued at $0.0255 per share	$--	$--	$11,925

Stock for officer salaries payable 7,039,820 and 3,000,000 shares respectively
shares issued $0.0255 and $0.02 per share respectively	$--	$--	$239,515

Stock for licensing agreement 100,000
shares issued at $0.06 per share	$--	$--	$6,000

Stock for acquisitions 1,150,000
shares issued at $0.02 per share	$--	$--	$23,000

Stock issue for salary 10,000,000
shares issued at $0.006 per share	$--	$--	$60,000

Stock for patent pending 4,000
shares issued at 1.00 per share	$--	$--	$4,000

Reduction of liability to a related
party by an exchange in investment	$--	$--	$375,000

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

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2012 included in our Annual Report on Form 10-K, filed on December 27, 2012.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $3,617,585 and has limited revenues to cover its operating costs.  This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - BUSINESS DESCRIPTION

A.   Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 4B "Development Stage Company").  Its holdings include a solar energy company for solar farms, residential and commercial buildings (Aquentium Solar, Inc.), a company for research and development of algae energy projects, (New American Energy, Inc.), a Waste-To-Energy company for the development of waste-to-energy projects and recycling systems (Environmental Waste Management, Inc.), a housing company for the development of emergency and re-deployable housing structures (H.E.R.E. International, Inc.), an early-stage entertainment company that for the development of motion pictures, music, print publications, and consumer products (Canby Group, Inc.), and (Aquentium De Mexico) for any housing, energy, and water treatment business done in the Country of Mexico.  The subsidiaries were not active during the period ending December 31, 2012.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on the Company’s financial statements.

NOTE 6 - STOCK ISSUED

On May 14, 2012 the Company issued 10,000,000 shares of common stock with a value of $60,000 ($0.006 per share) for accrued salary.

On June 8, 2012 the Company issued 500,000 shares of common stock with a value of $12,500 ($0.025 per share) for cash.

NOTE 7 - RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)
Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food (OSF). Through OSF, Mr. Taggatz has advanced funds to pay for expenses on behalf of the Company.  Mr. Taggatz and affiliates have a total outstanding balance of $193,234 as of December 31, 2012.

b)
The Company recorded compensation of $60,000 as salary payable for the three month periods ending December 31, 2012 and 2011 which are accrued but not paid.  Total salaries payable as of December 31, 2012 and September 30, 2012 was $1,715,357 and $1,655,757 respectively.

c)	The Company entered into a lease agreement with Sani Dri and has accrued rent payable of $168,000 as of December 31, 2012. (See Note 11 “Lease Agreement”). Sani Dri is a Company Mr. Taggatz controls.

d)	Leased space to the Company as of September 30, 2012 at the rate of $1,600 per month.

NOTE 8 - ACCRUED INTEREST

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the three month period ended December 31, 2012 the Company accrued interest of $3,010 for the outstanding judgment resulting in total interest accrued as of December 31, 2012 of $63,578. (See Note 9: Commitments and Contingencies)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of December 31, 2012, $177,247 for the judgment plus accrued interest of $63,578 has been accrued by the Company for a total liability of $240,825.

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

NOTE 10 - JOINT VENTURES

In March 2004, Aquentium entered into 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of December 30, 2012, the joint venture had no further activity.

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

NOTE 11 - LEASE AGREEMENT

On October 1, 2009, the Company entered into a lease agreement with Sani-Dri, Sani-Dri is controlled by the wife of Mr. Taggatz.  The Company has exclusive distribution territories for the Sani-Dri ozone hand dryer. Under the terms of the agreement the Company is subleasing 8,000 square feet of commercial office and warehouse space for three years. They will pay the affiliate rent of $4,000 per month through the year ending September 30, 2010; $4,800 per month for year two ending September 30, 2011 and $6,000 per month for year three ending September 30, 2012.  The lease has expired and was not renewed.

On September 30, 2012 the Company entered into a month to month lease with the CEO of the Company. Under the terms of the lease the Company pays $1,600 per month in rent for its space.

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

Liquidity and Capital Resources

From inception (April 30, 2001) to December 31, 2012, we had an accumulated deficit of $3,617,585. We recorded a net loss of $ 70,426 for the three months ending December 31, 2012 and $80,464 for the same period in 2011.  The reduced loss was minimal in 2012 over 2011. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $2,360,327 as of December 31, 2012 compared to a negative $ 2,289,902 as of September 30, 2012. Cash used in operations totaled $561 during the period ending December 31, 2012 compared to $1,623 during the same period in 2011. Funds provided from financing activities were zero in 2012 compared to $2,050 in 2011. All financing was provided by related parties.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements. During the three month period ended December 31,
2012 we have received advances from our President, Mark T. Taggatz, who has a total outstanding balance of $175,197 plus an outstanding balance of $18,037 from Ozone Safe Food, Inc., a related party.  The advances are used for operational expenses in the normal course of business. We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

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

Results of Operations

We recorded no revenue in the three months ending December 31, 2012 compared to revenue of $5,025 during the same period in 2011.  Cost of goods during the period ending December 31, 2012 was zero compared to $1,384 for the same period in 2011. The general and administrative expense decrease during the three months ended December 31, 2012 to $67,416 compared to $82,648 for the same period in 2011.  Management anticipates our general and administrative expenses will increase when we launch full operations related to the business opportunities we are currently investigating.  Other expense for the three months ended December 31, 2012 and 2011 were related to accrued salaries payable, interest expense due to outstanding loans and interest related to a legal settlement. Interest expense totaled $3,010 for the three months ended December 31, 2012 compared to $3,010 in 2011. Management anticipates net losses will continue over the next two to three years as we develop our operations.

Off-Balance Sheet Arrangements

None

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord of the Tennant Desert property in August 2007, we moved to a new office.  As a result of the legal action brought by the landlord, a judgment was filed against Aquentium and we have recognized an accrued a liability of $177,247, plus interest of $63,578 for a total of $240,825, related to the judgment awarded to the landlord of the Tennant Desert property.

On July 28, 2009, Aquentium entered into a joint venture agreement with Clinton Jim, an individual, to produce and harvest algae on 475.450 acres of land located near Standing Rock, New Mexico. Mr. Jim agreed to provide the land and Aquentium agreed to secure funding for the proposed budget of $44 million (US) for the development of this project. Under the agreement Aquentium provided an initial capital contribution of $15,000 to secure the use of the land and Aquentium agreed to manage the business operations. Also, Mr. Jim will receive an annual payment of $250,000 once production begins. If Aquentium fails to raise the necessary funding within 24 months of the effective date of the agreement, the joint venture agreement will become void. The joint venture agreement may be terminated by an agreed buyout, or expiration of its term, through July 27, 2108. As of the date of this filing, we have contributed $15,000 to secure the use of the land, but have not raised the necessary funds to move forward with this project. The $15,000 was impaired in the quarter ended December 31, 2011.

On February 2, 2011 the Company entered into agreements with two municipalities in China to convert waste material into energy.  Under the terms of the agreement the municipalities would provide the waste material to the Company, land for the Company to build the conversion plant and buy the resulting energy produced from the Company.  These projects will require substantial funding which must be arranged and provided by the Company along with the conversion plant construction and operations. As of this date no activity beyond the signing of the agreements has been completed.

On July 21, 2011, the Company entered into a joint venture with a company for construction waste to energy plants in Canada. Under the terms of the agreement the Company is responsible for the design and construction of the plants along with financing 50% of the joint venture. These projects may require substantial funding by the Company before any benefits are derived from the joint venture.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2012 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6:  EXHIBITS

No.	Description

31.1	Chief Executive Officer Certification

32.1	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

AQUENTIUM, INC.

Date: February 8, 2013	By:	/s/ Mark T. Taggatz
Mark T. Taggatz
President
Chief Executive Officer
Principal Financial and Accounting Officer