Form 10-K/A
period 2012-09-30
AQUENTIUM INC
filed 2013-02-12
CIK 918997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment 1)

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

Aquentium, Inc. (the Company) is filing this Amendment No. 1 (the Amended Report) to its Annual Report on Form 10-K for the year ended October 31, 2012 that was originally filed with the United States Securities and Exchange Commission (the Commission) on December 27, 2012 (the Original Annual Report) for the purposes of amending and restating Item 14 and the Report of the Independent Public Accounting Firm.  The change solely states the correct name of the Independent Public Accounting Firm as of the date of the original filing. Other than discussed above, no other changes have been made to the Original Annual Report. This Amendment Report speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K, except with regard to Item 14 and the Report of the Independent Public Accounting Firm.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm, Johnson + Mattson, P.A., Certified Public Accountants and Consultants.

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

AQUENTIUM, INC.

Date: February 12, 2013	By:	/s/ Mark Taggatz
Mark T. Taggatz,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 12, 2013	By:	/s/ Mark Taggatz
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

Johnson + Mattson, P.A.
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