Form 10-Q
period 2013-03-31
AQUENTIUM INC
filed 2013-05-06
CIK 918997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from _______ to _______

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

As of May 3, 2013, the registrant had 62,957,403 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and September 30, 2012 (Audited)	4
	Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2013 and 2012 (Unaudited) and from inception (April 30, 2001) to March 31, 2013	5
	Consolidated Statements of Cash Flows for the Three and Six Months Ended March 31, 2013 and 2012 (Unaudited) and from inception (April 30, 2001) to March 31, 2013	6
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4:	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	16
Item 1A:	Risk Factors	16
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3:	Default on Senior Securities	16
Item 4:	Mine Safety Information	16
Item 5:	Other Information	16
Item 6:	Exhibits	17
Signatures		18

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month period ended March 31, 2013 and 2012 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2013, are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31	September 30,
	2013	2012
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$41,177	$626
Prepaid	--	3,200
Total current assets	41,177	3,826

Total assets	$41,177	$3,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	41,045	39,322
Accrued interest	66,588	60.568
Accrued expense- litigation	177,247	177,247
Advances-related party	194,834	193,234
Accrued rent-related party	168,000	168,000
Salaries payable- related party	1,775,357	1,655,347
Total current liabilities	2,423,071	2,293,728

Total liabilities	2,423,071	2,293,728

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 61,957,403
as March 31, 2013 and 56,957,403
September 30, 2012, respectively	312,287	284,787
Additional paid-in capital	1,019,971	972,471
Accumulated deficit during development stage	(3,714,152)	(3,547,160)
Total stockholders’ deficit	(2,381,894)	(2,289,902)

Total liabilities and stockholders’ deficit	$41,177	$3,826

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception
					(April 30,
	Three Months Ended		Six Months Ended		2001) to
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013

Income	$--	$--	--	$5,025	$22,160
Cost of goods sold	--	--	--	(1,384)	(5,434)
Gross margin	--	--	--	3,641	16,726,

Selling, general and administrative expenses	96,757	81,785	160,973	164,433	5,302,076
Impairment loss	--	--		--	15,000
Depreciation	-	-		--	3,973

Loss from operations	(96,757)	(81,785)	(160,973)	(160,793)	(5,304,323)

Other income (expense)

Gain on debt settlement	--	--	--	1,533	3,511
Gain on sale of investment /business	--	--	--		370,000
Rental income	--	--	--		1,471,279
Expense- litigation settlement	--	--	--		(177,247)
Interest expense	(3,010)	(3,010)	(6,020)	(6,020)	(77,372)

Total other income (expense)	(3,010)	(3,010)	(6,020)	(4,467)	1,590,171

Net loss	$(99,767)	$(84,795)	(166,993)	(165,259)	$(3,714,152)
Loss per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of common shares outstanding	57,385,974	46,457,403	57,266,227	46,457,403

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		From inception (April 30, 2001) to
	March 31,		March 31,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(166,993)	$(165,259)	$(3,714,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	25,000	--	740,755
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Disposition of subsidiary	--	--	18,465
Stock option compensation	--	--	100,000
Impairment expenses	--	--	18,638
Changes in operating assets and liabilities:
Bank overdraft		(16)	--
Accrued rent	--	28,800	168,000
Accrued expense-litigation payable	--	--	177,247
Accounts payable	1,724	7,420	41,849
Accrued interest	6,020	6,020	78,513
Prepaid	3,200	--	--
Salaries payable-related party	120,000	120,000	2,252,253

Net cash used in operating activities	(11,049)	(9,125)	(478,459)

Cash Flows From Investing Activities:
Investment in joint venture			(15,000)
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(18,973)

Cash Flows From Financing Activities:
Stock issued for cash	50,000	--	62,500
Note payable-related party	--	--	137,860
Advances – related party	1,600	14,125	328,749
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	51,600	14,125	538,609

Net increase in cash	40,551	5,000	41,177
Cash at beginning of period	626	--	--
Cash at end of period	$41,177	$5,000	$--

The accompanying notes an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Six Months Ended		From inception(April 30, 2001) to
	March 31,		March 31,
	2013	2012	2013
Non-Monetary Transactions

Stock for debt settlement 5,292,549 and 2,200,000shares
issued at $0.0255 and $0.02 per share respectively	$--	$--	$135,000

Stock for interest 467,631
shares issued at $0.0255 per share	$--	$--	$11,925

Stock for officer salaries payable 7,039,820 and 3,000,000 shares respectively
shares issued $0.0255 and $0.02 per share respectively	$--	$--	$239,515

Stock for licensing agreement 100,000
shares issued at $0.06 per share	$--	$--	$6,000

Stock for acquisitions 1,150,000
shares issued at $0.02 per share	$--	$--	$23,000

Stock issue for salary 10,000,000
shares issued at $0.006 per share	$--	$--	$60,000

Stock for patent pending 4,000
shares issued at 1.00 per share	$--	$--	$4,000

Reduction of liability to a related
party by an exchange in investment	$--	$--	$375,000

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $3,714,152 and has limited revenues to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - BUSINESS DESCRIPTION

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 4B "Development Stage Company"). Its holdings include a solar energy company for solar farms, residential and commercial buildings (Aquentium Solar, Inc.), a company for research and development of algae energy projects, (New American Energy, Inc.), a Waste-To-Energy company for the development of waste-to-energy projects and recycling systems (Environmental Waste Management, Inc.), a housing company for the development of emergency and re-deployable housing structures (H.E.R.E. International, Inc.), an early-stage entertainment company that for the development of motion pictures, music, print publications, and consumer products (Canby Group, Inc.), and (Aquentium De Mexico) for any housing, energy, and water treatment business done in the Country of Mexico. The subsidiaries were not active during the period ending March 31, 2013.

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

On February 22, 2013 the Company issued 500,000 shares of common stock with a value of $25,000 ($0.05 per share) for service.

On March 27, 2013 the Company issued 5,000,000 shares of common stock with a value of $50,000 ($0.01 per share) for cash.

NOTE 7 - RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)
Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food (OSF). Through OSF, Mr. Taggatz has advanced funds to pay for expenses on behalf of the Company. Mr. Taggatz and affiliates have a total outstanding balance of $194,834 as of March 31, 2013.

b)
The Company recorded compensation of $120,000 as salary payable for the six month periods ending March 31, 2013 and 2012 which are accrued but not paid. Total salaries payable as of March 31, 2013 and September 30, 2012 was $1,775,357 and $1,655,757 respectively.

c)
The Company entered into a lease agreement with Sani Dri and has accrued rent payable of $168,000 as of March 31, 2013. (See Note 12 “Lease Agreement”). Sani Dri is a Company Mr. Taggatz controls. The lease terminated as of September 30, 2012.

NOTE 8 - ACCRUED INTEREST

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247. The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the six month period ended March 31, 2013 the Company accrued interest of $6,020 for the outstanding judgment resulting in total interest accrued as of March 31, 2013 of $66,588. (See Note 9: Commitments and Contingencies)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

The Company was a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of March 31, 2013, $177,247 for the judgment plus accrued interest of $66,588 has been accrued by the Company for a total liability of $243,835.

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

NOTE 10 - JOINT VENTURES

In March 2004, Aquentium entered into 50/50 joint venture. Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years. As of March 31, 2013, the joint venture had no further activity.

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

Liquidity and Capital Resources

From inception (April 30, 2001) to March 31, 2013, we had an accumulated deficit of $3,714,152. We recorded a net loss of $99,767 and $166,993 for the three and six months ending March 31, 2013 and $84,795 and $165,259 for the same periods in 2012. The reduced loss was minimal in 2013 over 2012. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $2,381,894 as of March 31, 2013 compared to a negative $ 2,289,092 as of September 30, 2012. Cash used in operations totaled $11,049 during the period ending March 31, 2013 compared to $9,125 during the same period in 2012. Funds provided from financing activities were $51,600 in 2012 compared to $14,125 in 2011. Financing was provided by the sale of 5,000,000 shares of common stock to one individual and an advance of $1,600 from a related party in 2013 and $14,125 from a related party in 2012.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements. During the six month period ended March 31, 2013 we have received advances from our President, Mark T. Taggatz, who has a total outstanding balance of $176,797 plus an outstanding balance of $18,037 from Ozone Safe Food, Inc., a related party. The advances are used for operational expenses in the normal course of business. We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

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

Results of Operations

We recorded no revenue in the three and six months ending March 31, 2013 and 2012. The general and administrative expense during the three and six months ended March 31, 2013 was $96,757 and $160,973 compared to $81,785 and $164,433 for the same periods in 2012. Management anticipates our general and administrative expenses will increase when we launch full operations related to the business opportunities we are currently investigating. Expenses for the three and six months ended March 31, 2013 and 2012 were related to accrued salaries payable, interest expense due to outstanding loans and interest related to a legal settlement. Interest expense totaled $6,020 for the six months ended March 31, 2013 and 2012, respectively. Management anticipates net losses will continue over the next two to three years as we develop our operations.

Off-Balance Sheet Arrangements

None

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California. We subleased portions of this building and received rental income from the subleases. Due to a dispute with the landlord of the Tennant Desert property in August 2007, we moved to a new office. As a result of the legal action brought by the landlord, a judgment was filed against Aquentium and we have recognized an accrued a liability of $177,247, plus interest of $66,588 for a total of $243,835, related to the judgment awarded to the landlord of the Tennant Desert property.

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

PART II – OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

None

ITEM 1A:  RISK FACTORS

Not applicable

ITEM 2:   UNREGISTERED SALE OF UNREGISTERED SECURITIES AND USE OF PROCCEDS

On February 22, 2013 the Company issued 500,000 shares of common stock with a value of $25,000 ($0.05 per share) for service.

On March 27, 2013 the Company issued 5,000,000 shares of common stock with a value of $50,000 ($0.01 per share) for cash

ITEM 3:   DEFAULT ON SENIOR SECURITIES

None

ITEM 4:   MINE SAFETY INFORMATION

Note applicable

ITEM 5:   OTHER INFORMATION

None

ITEM 6:   EXHIBITS

No.	Description

31	Chief Executive Officer Certification and Principal Financial Officer Certification

32	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

AQUENTIUM, INC.

Date: May 6, 2013	By:	/s/ Mark T. Taggatz
Mark T. Taggatz
President
Chief Executive Officer Principal Financial and Accounting Officer