Form 10-Q
period 2013-06-30
AQUENTIUM INC
filed 2013-10-03
CIK 918997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of October 3, 2013, the registrant had 93,957,403 shares of common stock outstanding.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	4
	Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and September 30, 2012 (Audited)	5
	Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2013 and 2012 (Unaudited) and from inception (April 30, 2001) to June 30, 2013	6
	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2013 and 2012 (Unaudited) and from inception (April 30, 2001) to June 30, 2013	7
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4:	Controls and Procedures	15

	PART II – OTHER INFORMATION

Item 1:	Legal Proceedings	16
Item 1A:	Risk Factors	16
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3:	Default on Senior Securities	16
Item 4:	Mine Safety Information	16
Item 5:	Other Information	16
Item 6:	Exhibits	16
Signatures		17

PART I – FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month period ended June 30, 2013 and 2012 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended June 30, 2013, are not necessarily indicative of results to be expected for any subsequent period.  Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$10,638	$626
Prepaid	--	3,200
Total current assets	10,638	3,826

Total assets	$10,638	$3,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	41,986	39,322
Accrued interest	69,598	60.568
Accrued expense- litigation	177,247	177,247
Advances-related party	184,631	193,234
Accrued rent-related party	168,000	168,000
Salaries payable- related party	1,835,357	1,655,347
Total current liabilities	2,476,820	2,293,728

Total liabilities	2,476,820	2,293,728

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005
authorized 100,000,000 shares,
issued and outstanding 62,957,403
as June 30, 2013 and 56,957,403
September 30, 2012, respectively	312,287	284,787
Additional paid-in capital	1,019,971	972,471
Accumulated deficit during development stage	(3,798,440)	(3,547,160)
Total stockholders’ deficit	(2,466,182)	(2,289,902)

Total liabilities and stockholders’ deficit	$10,638	$3,826

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT-STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception
					(April 30,
	Three Months		Nine Months		2001) to
	Ended June 30,		Ended June 30,		June 30,
	2013	2012	2013	2012	2013

Income	$--	$5,750	--	$10,775	$22,160
Cost of goods sold	--	(2,650)	--	(4,034)	(5,434)
Gross margin	--	3,100	--	6,741	16,726

Selling, general and administrative expenses	81,279	80,770	242,251	245,203	5,383,354
Impairment loss	--	--			15,000
Depreciation	-	-		--	3,973

Loss from operations	(81,279)	(77,670)	(242,251)	(238,462)	(5,385,601)

Other income (expense)

Gain on debt settlement	--	--	--	1,533	3,511
Gain on sale of investment /business	--	--	--	--	370,000
Rental income	--	--	--	--	1,471,279
Expense- litigation settlement	--	--	--	--	(177,247)
Interest expense	(3,010)	(3,010)	(9,030)	(9,030)	(80,382)

Total other income (expense)	(3,010)	(3,010)	(9,030)	(7,477)	1,587,161

Net loss	$(84,289)	$(80,680)	(251,281)	(245,939)	$3,798,440)
Loss per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number
of common shares outstanding	57,385,974	51,743,117	57,266,227	48,109,417

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,		From inception (April 30, 2001) to June 30,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(251,281)	$(245,939)	$(3,798,440)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	--	--	3,973
Stock for services	25,000	--	740,755
Stock for joint venture	--	--	6,000
Gain on exchange of stock	--	--	(370,000)
Disposition of subsidiary	--	--	18,465
Stock option compensation	--	--	100,000
Impairment expenses	--	--	18,638
Changes in operating assets and liabilities:
Bank overdraft	--	(16)	--
Accrued rent	--	43,200	168,000
Accrued expense-litigation payable	--	--	177,247
Accounts payable	2,666	4,047	42,791
Accrued interest	9,030	9.030	81,523
Prepaid	3,200	--	--
Salaries payable-related party	180,000	180,000	2,312,253

Net cash used in operating activities	(31,385)	(9,678)	(498,795)

Cash Flows From Investing Activities:
Investment in joint venture			(15,000)
Purchase of fixed assets	--	--	(3,973)

Net cash used in investing activities	--	--	(18,973)

Cash Flows From Financing Activities:
Stock issued for cash	50,000	12,500	62,500
Note payable-related party	--	--	137,860
Advances – related party	(8,603)	(440)	318,546
Capital contribution – founder	--	--	500
Capital contribution – office space	--	--	9,000

Net cash provided by financing activities	41,397	12,060	528,406

Net increase in cash	10,012	2,382	10,638
Cash at beginning of period	626	--	--
Cash at end of period	$10,638	$2,382	$10,638

The accompanying notes an integral part of the unaudited consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Nine Months Ended June 30,		From inception (April 30, 2001) to June 30,
	2013	2012	2013
Non-Monetary Transactions

Stock for debt settlement 5,292,549 and 2,200,000 shares
issued at $0.0255 and $0.02 per share respectively	$--	$--	$135,000

Stock for interest 467,631
shares issued at $0.0255 per share	$--	$--	$11,925

Stock for officer salaries payable 7,039,820 and 3,000,000 shares respectively
shares issued $0.0255 and $0.02 per share respectively	$--	$--	$239,515

Stock for licensing agreement 100,000
shares issued at $0.06 per share	$--	$--	$6,000

Stock issued for services 500,000 shares
at $0.05 per share	$25,000	--	--

Stock for acquisitions 1,150,000
shares issued at $0.02 per share	$--	$--	$23,000

Stock issue for salary 10,000,000
shares issued at $0.006 per share	$--	$--	$60,000

Stock for patent pending 4,000
shares issued at 1.00 per share	$--	$--	$4,000

Reduction of liability to a related
party by an exchange in investment	$--	$--	$375,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $3798,440 and has limited revenues to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 – BUSINESS DESCRIPTION

A.  Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage.  (See Note 4B "Development Stage Company").  Its holdings include a solar energy company for solar farms, residential and commercial buildings (Aquentium Solar, Inc.), a company for research and development of algae energy projects, (New American Energy, Inc.), a Waste-To-Energy company for the development of waste-to-energy projects and recycling systems (Environmental Waste Management, Inc.), a housing company for the development of emergency and re-deployable housing structures (H.E.R.E. International, Inc.), an early-stage entertainment company that for the development of motion pictures, music, print publications, and consumer products (Canby Group, Inc.), and (Aquentium De Mexico) for any housing, energy, and water treatment business done in the Country of Mexico.  The subsidiaries were not active during the period ending June 30, 2013.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on the Company’s financial statements.

 NOTE 6 – STOCK ISSUED

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Mark T. Taggatz, President, CEO and Chairman of the Board had the following transactions with the Company:

a)
Mr. Taggatz is the majority shareholder and an officer and director of Ozone Safe Food (OSF). Through OSF, Mr. Taggatz has advanced funds to pay for expenses on behalf of the Company.  Mr. Taggatz and affiliates have a total outstanding balance of $184,631 as of June 30, 2013.

b)
The Company recorded compensation of $180,000 as salary payable for the nine month periods ending June 30, 2013 and 2012 which are accrued but not paid.  Total salaries payable as of June 30, 2013 and September 30, 2012 was $1,835,357 and $1,655,347 respectively.

c)
The Company entered into a lease agreement with Sani Dri and has accrued rent payable of $168,000 as of June 30, 2013. (See Note 12 “Lease Agreement”).  Sani Dri is a Company Mr. Taggatz controls. The lease terminated as of September 30, 2012.

NOTE 8 – ACCRUED INTEREST

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247.  The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the nine month period ended June 30, 2013 the Company accrued interest of $9,030 for the outstanding judgment resulting in total interest accrued as of June 30, 2013 of $69,598 (See Note 9: Commitments and Contingencies)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The Company was a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of June 30, 2013, $177,247 for the judgment plus accrued interest of $69,598 has been accrued by the Company for a total liability of $246,845.

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

NOTE 10 – JOINT VENTURES

In March 2004, Aquentium entered into 50/50 joint venture.  Aquentium Hong Kong, Ltd., a Chinese limited liability company, was formed to manufacture market and sell Aquentium's products and/or services, if any, in Asia for a period of 10 years.  As of June 30, 2013, the joint venture had no further activity.

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

NOTE 11 – LEASE AGREEMENT

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

NOTE 12 – SUBSEQUENT EVENT

On August 29, 2013 the Company issued Mark Taggatz 30,000,000 shares of common stock at a value of $1,350,000 for accrued salary.

On August 29, 2013 the Company issued 1,000,000 shares of common stock with a value of $45,000 for services.

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

Liquidity and Capital Resources

From inception (April 30, 2001) to June 30, 2013, we had an accumulated deficit of $3,798,441. We recorded a net loss of $84,289 and $251,281 for the three and nine months ending June 30, 2013 and $80,680 and $245,939 for the same periods in 2012.  The increased loss was minimal in 2013 over 2012. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding.  Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $2,466,182 as of June 30, 2013 compared to a negative $ 2,289,092 as of September 30, 2012. Cash used in operations totaled $31,385 during the period ending June 30, 2013 compared to $9,678 during the same period in 2012. Funds provided from financing activities were $41,397 in 2013 compared to $12,060 in 2012. Financing was provided by the sale of 5,000,000 shares of common stock to one individual for $50,000 cash in 2013 less $8,603 paid back to a related party in 2012.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements.  During the nine month period ended June 30, 2013 we have received advances from our President, Mark T. Taggatz, who has a total outstanding balance of $166,594 plus an outstanding balance of $18,037 from Ozone Safe Food, Inc., a related party.  The advances are used for operational expenses in the normal course of business.  We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

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

Results of Operations

We recorded no revenue in the three and nine months ending June 30, 2013. The general and administrative expense during the three and nine months ended June 30, 2013 was $81,279 and $242,251 compared to $77,670 and $238,462 for the same periods in 2012.  Management anticipates our general and administrative expenses will increase when we launch full operations related to the business opportunities we are currently investigating.  Expenses for the three and nine months ended June 30, 2013 and 2012 were related to accrued salaries payable, interest expense due to outstanding loans and interest related to a legal settlement. Interest expense totaled $9,030 for the nine months ended June 30, 2013 and 2012, respectively. Management anticipates net losses will continue over the next two to three years as we develop our operations.

Off-Balance Sheet Arrangements

None

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California.  We subleased portions of this building and received rental income from the subleases.  Due to a dispute with the landlord of the Tennant Desert property in August 2007, we moved to a new office.  As a result of the legal action brought by the landlord, a judgment was filed against Aquentium and we have recognized an accrued a liability of $177,247, plus interest of $69,598 for a total of $246,845, related to the judgment awarded to the landlord of the Tennant Desert property.

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

On March 27, 2013 the Company issued 5,000,000 shares of common stock with a value of $50,000 ($0.01 per share) for cash

ITEM 3: DEFAULT ON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY INFORMATION

Note applicable

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

No.	Description
31.1	Chief Executive Officer Certification and Principal Financial Officer Certification

32.1	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

AQUENTIUM, INC.

Date: October 3, 2013	By:	/s/ Mark T. Taggatz
Mark T. Taggatz
President
Chief Executive Officer
Principal Financial and Accounting Officer