Form 10-K
period 2013-09-30
AQUENTIUM INC
filed 2014-10-15
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ________ to ________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of 36,657,403 shares held by non-affiliates computed by reference to the price at which the common equity last closing price as of October 7, 2014 was $659,833. The number of shares outstanding of the registrant’s common stock, as of October 8, 2014, was 93,457,403.

Documents incorporated by reference: None

In this annual report references to “Aquentium,” “we,” “us,” and “our” refer to Aquentium, Inc. and its subsidiaries.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our results, our intentions and strategies regarding future operations and transactions, our beliefs regarding the future success of our business, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our ability to expand into new geographic markets and music genres, our ability to acquire other operators and venues, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. See “Item 1A. Risk Factors” for a discussion of certain risks. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “Aquentium” refer to Aquentium, Inc., a Delaware corporation, and its subsidiaries.

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

Products, Equipment and Services

Ozone Equipment

Aquentium is a distributor of ozone sanitation and water purification equipment that is marketed worldwide by the Company and through distributors. Our ozone equipment is designed to improve food safety and improve the work environment for food and beverage processing plants. It also may be used for water purification.

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

In April 2006, Aquentium incorporated H.E.R.E International, Inc. in the state of Colorado. “H.E.R.E.” stands for Housing & Emergency Relief Efforts. This subsidiary was incorporated to market and manufacture our deployable housing structures. Although the company receives numerous inquiries on this product, this business will only become operational with orders of 50 units or more to start. As of September 30, 2013, this subsidiary does not have business operations.

Aquentium de Mexico: On October 24, 2007, we incorporated Aquentium de Mexico, in the country of Mexico. This wholly-owned subsidiary was formed to do business in Mexico in the area of low cost housing. We are currently are seeking housing and alternative energy business in Mexico. As of September 30, 2013, this subsidiary does not have any operating business operations.

New American Energy, Inc.: In December 2003, Aquentium acquired Charis Energy Development, Inc. and subsequently changed the name of the company to New American Energy. This business seeks solutions in the alternative energy sector. New American Energy is going to be the Aquentium subsidiary that specializes in the production of algae bio-fuels. This subsidiary is seeking capital in order to be able to validate the production of an algae prototype system at a major university. As of September 30, 2013, this subsidiary does not have business operations.

Canby Group: In September 2002, Aquentium acquired Canby Group Inc. Canby Group is an entertainment development stage company. The business plan for this subsidiary is to acquire operating companies or projects within the entertainment industry or sector which may have products to license or distribute. As of September 30, 2013, this subsidiary does not have business operations.

Environmental Waste Management, Inc.: In January 2004, Aquentium acquired Environmental Waste Management, Inc. This subsidiary has an operational Styrofoam recycling machine that condenses Styrofoam into blocks at a ratio of 20-1. As of September 30, 2013, this subsidiary does not have business operations.

Aquentium Solar Inc.: In August 2002, Aquentium acquired USA Public Auction, Inc. The name of this company was recently changed to Aquentium Solar. This company will focus on developing solar energy projects in the USA and internationally. As of September 30, 2013, this subsidiary does not have business operations.

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

Pursuant to Section 404, in our annual report for the year ended September 30, 2013 we will be required to provide an attestation from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting. We cannot assure you as to our independent registered public accounting firm’s conclusions at September 30, 2013 with respect to the effectiveness of our internal control over financial reporting and there is a risk that our independent registered public accounting firm will not be able to conclude at that time that our internal controls over financial reporting are effective as required by Section 404.

ITEM 2: PROPERTIES

Principal Office Lease

In September 2012 we subleased space from Mark Taggatz the CEO and sole director of the Company. The Company pays $1,600 per month rent and is on a month to month lease. On March 15, 2014 a new sublease was put in place between the Company and Mark Taggatz. The lease is for 12 months with a monthly rate of $1,050.

ITEM 3: LEGAL PROCEEDINGS

As of the date of this filing, we are not a party to any ongoing legal proceeding.

ITEM 4: MINE SAFETY INFORMATION

None

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock trade under the symbol “AQNM” and are listed on the OTC Bulletin Board. Our common stock is thinly traded and we do not have an active trading market at the time of this filing. The following table lists the range of the high and low bid price for our common stock for each quarter of the 2013 and 2012 fiscal years as reported by the OTC Bulletin Board. Over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

Date	High	Low
December 31, 2012	0.05	0.025
March 31, 2013	0.055	0.025
June 30, 2013	0.055	0.022
September 30, 2013	0.08	0.021

December 31, 2011	0.02	0.005
March 31, 2012	0.011	0.005
June 30, 2012	0.095	0.006
September 30, 2012	0.09	0.026

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

Holders

As of September 30, 2013, we had approximately 100 shareholders of record of our common stock, which does not include shares held in “street accounts” of securities brokers.

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

On August 29, 2013 the Company issued 30,000,000 shares of common stock to a related party with a value of $1,350,000 ($0.045 per share) for accrued compensation.

On August 29, 2013 the Company issued 1,000,000 shares of common stock with a value of $45,000 ($0.045 per share) for service.

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

Liquidity and Capital Resources

At September 30, 2013, Aquentium had an accumulated deficit of $3,933,741 and recorded a net loss of $386,581 for the year ended September 30, 2013. We have recorded revenues of $17,160 during the period ending September 30, 2012 and no revenue during the same period 2013. We have minimal cash or assets. Based on these factors there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements. During fiscal year 2013 we received net advances of $7,722 from our President, Mark T. Taggatz, compared to advances of $4,460 he provided in 2012. Also, in 2012, Ozone Safe Food, a related party, advanced $2,900 to us. (See Part III, Item 13 “Certain Relationships and Related Transactions,” below.) The advances are used for operational expenses in the normal course of business. We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

Historically, we also issue shares of our common stock to pay for services and loans. During the fiscal year 2013 we issued 5,000,000 shares for $50,000 in cash, 30,000,000 for accrued compensation of $1,350,000 and 1,500,000 shares of common stock for $70,000 in services. In fiscal year 2012 we issued 10,000,000 shares of common stock, value as $60,000 for accrued salary. In addition we issued 500,000 shares of common stock, valued at $12,500 for cash.

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

Results of Operations

We recorded no revenue in 2013 and $17,160 in 2012. Our general and administrative expenses were $374,541 in 2013 compared to $323,769 in 2012. Interest expense was $12,040 in 2013 and 2012, respectively. Net loss in 2013 was $386,581 compared to $322,449 in 2012. The increase in net loss was due primarily to higher overhead costs in 2013. Management anticipates net losses will continue over the next two to three years as we develop our distribution methods for our products.

Financing Activities

Cash used in operating activities was $58,348 for the period ending September 30, 2013 compared to $16,318 for the same period in 2012. The lower amount in 2012 was due primarily higher losses in 2013 over 2012.

Cash provided by financing activities was $57,722 in 2013 compared to $16,944 in the same period in 2012. Cash advances by related parties $7,722 plus the sale of common stock for $50,000 in 2013 were the source of the cash provided by financing activities in 2013 and advances of $4,460 and stock sold for cash of $12,500 were the sources on financing in 2012.

Off-Balance Sheet Arrangements

None

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California. We subleased portions of this building and received rental income from the subleases. Due to a dispute with the landlord of the Tennant Desert property in August 2007 we moved to a new office. As a result of the legal action brought by the landlord a judgment was filed against Aquentium and we have recognized an accrued a liability of $249,855, including interest, related to the judgment awarded to the landlord of the Tennant Desert property.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLSOURE

In June 30, 2014 the Company with the approval of its Board of Directors sent a letter to Johnson Mattson & Smail PLLC in which the Company dismissed and terminated the client-auditor relationship between the Company and Johnson Mattson & Smail PLLC.

There were no disagreements or adverse events or opinions on the reports issued by Johnson Mattson & Smail PLLC for the year ended September 30, 2012 and through the interim periods prior to the dismissal and client-audit cessation (as defined in Item 304 of Regulation S-K) with Johnson Mattson & Smail PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Johnson Mattson & Smail PLLC would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. The report of Johnson Mattson & Smail PLLC on the financial statements for the past two years did not contain any adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report was modified to state that there was substantial doubt about the Company’s ability to continue as a going concern.”

We provided Johnson Mattson & Smail PLLC with a copy of the above disclosures and requested that Johnson Mattson & Smail PLLC provide us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with such disclosures.

On June 30, 2014 our Board of Directors engaged DKM Certified Public Accountants, 2451 North McMullan Booth Road Suite 308, Clearwater, FL 33759 as its independent registered public accounting firm.

During the Company’s two most recent fiscal years and through the date preceding the engagement of DKM Certified Public Accountants neither the Company nor anyone acting on our behalf, has consulted with DKM Certified Public Accountants regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement between the Company and Johnson Matteson & Smail PLLC as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A (T): CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and based on that evaluation he concluded that our disclosure controls and procedures were ineffective.

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

For the year ended September 30, 2013, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting and based upon that framework management has determined that our internal control over financial reporting is effective.

Our principal officer has also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Positions Held	Director Term

Mark T. Taggatz	50	President, CEO, Secretary/Treasurer, and Chairman of the Board	From April 2, 2002 until next annual meeting

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Compensation		All Other Compensation	Total

Mark T. Taggatz	2013	$240,000	(1)	$0	$240,000
CEO	2012	$240,000	(1)	$0	$240,000
	2011	$240,000	(1)	$0	$240,000

(1) Represents accrued salary.

On August 29, 2013 the Company issued 30,000,000 shares of common stock to a related party with a value of $1,350,000 ($0.045 per share) for accrued compensation.

On September 30, 2013 Mark Taggatz converted $545,356 of accrued salaries and $166,594 of advances to the Company to two 5 year convertible notes. The convertible notes are convertible to stock by the holder at par value of the stock, bear no interest and mature on September 29, 2018

We do not offer retirement benefit plans to our executive officer, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Outstanding Equity Awards

Our executive officer does not have any outstanding equity awards as of September 30, 2013

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance as of September 30, 2013 under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders.

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known to us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Due to these rules, two or more persons may be deemed to be the beneficial owners of the same securities. The percentage of beneficial ownership is based on 93,457,403 shares of common stock outstanding as of December 21, 2013.

CERTAIN BENEFICIAL OWNERS

Title of class	Name and address of beneficial owners	Amount and nature of beneficial ownership	Percent of class

Common	Ozone Safe Food, Inc 29743 Vacation Drive Canyon Lake, CA , 92587	12,800,000	22.5
Common	Taggatz Family Trust 29743 Vacation Drive Canyon Lake, CA , 92587	500,000	.005
Common	Mark T. Taggatz 29743 Vacation Drive Canyon Lake, CA , 92587	43,500,000	23.7
	All Officers and Directors as a group (1)	43,500,000	23.7

________________

(1) Mr. Taggatz has sole power to vote and invest for Ozone Safe Food, Inc

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following information summarizes transactions or proposed transactions in which we were a participant since the beginning of our 2013 fiscal year. The following transactions between Aquentium and our present director and officer and his affiliates have been negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

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

On August 29, 2013 the Company issued 30,000,000 shares of common stock to a related party with a value of $1,350,000 ($0.045 per share) for accrued compensation.

On September 30, 2013 the company issued a five year, non-interest bearing convertible note to the Mark Taggatz for $545,356 for the outstanding balance of accrued salary. The holder has the right at any time prior to maturity to convert the note to common stock at par value ($0.005) up to five percent of the outstanding shares of common stock of the Company at the date of conversion. This note is deemed to have a beneficial conversion feature with the fair value exceeding the value of the note. A discount was recorded for the full amount of the note that will be amortized in a straight line over five years

On September 30, 2013 the company issued a five year, non-interest bearing convertible note to the Mark Taggatz for $180,994 for the outstanding balance of advances to the Company. The holder has the right at any time prior to maturity to convert the note to common stock at par value ($0.005) up to five percent of the outstanding shares of common stock of the Company at the date of conversion. This note is deemed to have a beneficial conversion feature with the fair value exceeding the value of the note. A discount was recorded for the full amount of the note that will be amortized in a straight line over five years.

On September 30, 2013 the company issued a five year, non-interest bearing convertible note to the Sani Dri, Inc for $168,000 for the outstanding balance of accrued rent. The holder has the right at any time prior to maturity to convert the note to common stock at par value ($0.005) up to five percent of the outstanding shares of common stock of the Company at the date of conversion. This note is deemed to have a beneficial conversion feature with the fair value exceeding the value of the note. A discount was recorded for the full amount of the note that will be amortized in a straight line over five years. Mark Taggatz is the President and shareholder of Sani Dri, Inc.

On September 30, 2013 the company issued a five year, non-interest bearing convertible note to Ozone Safe Foods, Inc. for $19,963 for the outstanding balance of advances to the Company. The holder has the right at any time prior to maturity to convert the note to common stock at par value ($0.005) up to five percent of the outstanding shares of common stock of the Company at the date of conversion. This note is deemed to have a beneficial conversion feature with the fair value exceeding the value of the note. A discount was recorded for the full amount of the note that will be amortized in a straight line over five years. Mark Taggatz is the President and shareholder of Sani Dri, Inc.

Director Independence

Our director is not an independent director as defined by Nasdaq Stock Market Rule 4200(a) (15).

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Accountant Fees

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm, Johnson Mattson and Smail, PLLC., Certified Public Accountants and Consultants.

	2013	2012
Audit fees	$4,500	$7,500
Audit related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

No.	Description

31.1	Chief Executive Officer/Chief Financial Officer Certification
32.1	Section 1350 Certification
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

AQUENTIUM, INC.

Date: October 15, 2014	By:	/s/ Mark Taggatz
Mark T. Taggatz
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15, 2014	By	/s/ Mark Taggatz
Mark T. Taggatz
Chairman of the Board, President
Chief Executive Officer, Secretary/Treasurer
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

/s/ Johnson Mattson & Smail, PLLC.

Johnson Mattson & Smail, PLLC

Buffalo, MN

December 21, 2012

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Aquentium, Inc.

We have audited the accompanying balance sheet of Aquentium, Inc. as of September 30, 2013, and the related statement of operations, stockholders’ deficiency, and cash flows the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aquentium , Inc., as of September 30, 2012, were audited by other auditors whose report dated December 21, 2012, expressed an unqualified opinion on those statements, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquentium, Inc. as of September 30, 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

October 13, 2014

AQUENTIUM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2013	2012

ASSETS
Current assets
Cash	$--	$626
Deposits	--	3,200

Total current assets	--	3,826
Total assets	$--	$3,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	42,315	39,322
Accrued expense – litigation	177,247	177,247
Accrued interest	72,608	60,568
Advances-related parties	--	193,234
Rent payable-related party	--	168,000
Compensation payable- related party	--	1,655,357

Total current liabilities	292,170	2,293,728

Long term liabilities
Convertible notes – related party	914,313	--
Debt discount	(914,313)	--
Total liabilities	292,170	2,293,728

Stockholders’ deficit
Preferred shares, par value $0.00001, 10,000,000 authorized no shares issued and outstanding	--	--
Common stock, par value $0.005, 100,000,000 authorized issued and outstanding as of September 30, 2013 and September 30, 2012, respectively: 93,457,403 and 56,957,403	467,287	284,787
Additional paid-in capital	3,174,284	972,471
Accumulated deficit	(3,933,741)	(3,547,160)
Total stockholders’ deficit	(292,170)	(2,289,902)
Total liabilities and stockholders’ deficit	$--	$3,826

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2013	2012

Income	$--	$17,160
Cost of goods sold	--	(5,434)
General and administrative expenses	374,541	323,769

Loss from operations	(374,541)	(312,043)

Other income (expense)
Other income	--	1,634
Interest expense	(12,040)	(12,040)

Total other income (expense)	(12,040)	(10,406)

Net loss	$(386,581)	$(322,449)

Loss per common share- basic	$(0.01)	$(0.01)

Basic weighted average number of common shares outstanding	58,588,910	50,339,595

 The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	Common Stock		Paid in	Accumulative	Stockholders’
	Shares	Amount	Capital	(Deficit)	Deficit

Balance as of September 30, 2011	46,457,403	$232,287	$952,471	$(3,224,710)	$(2,039,952)

Common stock issued for cash	500,000	2,500	10,000	--	12,500
Common stock issued for accrued salary	10,000,000	50,000	10,000	--	60,000

Net loss	--	--	--	(322,449)	(322,449)

Balance as of September 30, 2012	56,957,403	284,787	972,471	(3,547,160)	(2,289,902)

Common stock issued for cash	5,000,000	25,000	25,000	--	50,000
Common stock issued for service	1,500,000	7.500	62,500	--	70,000
Common stock issued to related party for accrued salary	30,000,000	150,000	1,200,000	--	1,350,000
Debt discount			914,313		914,313

Net loss	--	--	--	(386,581)	(386,581)

Balance as of September 30, 2013	93,457,403	$467,287	$3,174,284	$(3,933,741)	$(292,170)

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(386,581)	$(322,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation	70,000	--
Changes in operating assets and liabilities:
Accrued rent	--	58,200
Accounts payable	2,993	4,475
Accrued interest	12,040	12,040
Prepaid	3,200	(3,200)
Accrued compensation-officer	240,000	240,000

Net cash used in operating activities	(58,348)	(16,318)

Cash flows from financing activities:
Stock issued for cash	50,000	12,500
Loan - affiliated company		--
Advances - related parties	7,722	4,460

Net cash provided by financing activities	57,722	16,944

Net decrease in cash	(626)	626
Cash – beginning of year	626	--
Cash – end of year	$--	$626

Non-Monetary Transactions

Stock issued for accrued salary 30,000,000 and 10,000,000 @ $0.045 and $0.006 per share	$1,350,000	$60,000
Convertible notes issued related parties for accrued compensation and advances	$914,313	$--

The accompanying notes are an integral part of the consolidated financial statements

AQUENTIUM, INC. AND SUBSIDIARIES

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1: BUSINESS AND HISTORY

A. Business

Aquentium, Inc. (a Delaware corporation) is a diversified holding company in the development stage. (See Note 2 H "Development Stage Company"). Its holdings include an early-stage entertainment division that will develop and license products and publications (Canby Group, Inc.), a full service integrator (Aquentium Solar, Inc.), the research and development of alternative energy biofuel projects, (North American Energy, Inc.), and the development of waste recycling systems (Environmental Waste Management, Inc.) and the development of portable housing (HERE, Inc.) and (Aquentium De Mexico). All the above companies were inactive during fiscal years ending September 30, 2013 and 2012, however, See Note 1C, "Acquisitions and Dispositions" for additional information.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on September 30.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aquentium, Inc. and its wholly-owned subsidiaries Canby Group, Inc., Aquentium Solar, Inc., Aquentium De Mexico and Joint Venture with 50% Hong Kong JV All intercompany accounts and transactions have been eliminated. There was no activity in the Company’s subsidiaries.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Basic and diluted net loss per share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share calculations includes the dilutive effect of common stock. Basic and diluted net loss per share is the same due to the absence of common stock equivalents.

Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction

The Company’s accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

Revenue Recognition

Revenue is recognized when it is received in accordance with the basic FASB ASC 605-10 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Recent Accounting Pronouncements

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. The Company early adopted this standard for the period covered by the report herein.

NOTE 3: GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $3,933,741 and has minimal revenues to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty

NOTE 4: EQUITY

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

On August 29, 2013 the Company issued 30,000,000 shares of common stock to a related party with a value of $1,350,000 ($0.045 per share) for accrued compensation.

On August 29, 2013 the Company issued 1,000,000 shares of common stock with a value of $45,000 ($0.045 per share) for service.

NOTE 5: INCOME TAX

At September 30, 2013 and 2012, the Company had a federal operating loss carry forward of approximately $3,326,366 and $3,009,785, respectively, which expires in varying amounts between 2031and 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30:

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$1,446,969	1,261,081
Stock-based compensation	305,370	235,370
Total deferred tax assets	1,752,339	1,496,451
Less: Valuation Allowance	(1,752,339)	(1,496,451)
Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of September 30, 2013 and 2012 was $1,752,339 and $1,496,451, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2013 and 2012 and, accordingly, recorded a full valuation allowance.

Prior tax years from 2010 forward are open for review by the Internal Revenue Service and may be subject to changes should a review take place.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30:

	2013	2012

Federal statutory tax rate	(35.0)	(35.0)
State taxes, net of federal benefit	(8.8)	(8.8)
Change in valuation allowance	43.8%	43.8%

Effective tax rate	0.0%	0.0%

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

During the fiscal year ended September 30, 2012, Mr. Taggatz, advanced $1,560 to Aquentium and its affiliates. As of September 30, 2012, $193,234 was due to Mr. Taggatz for advances to Aquentium.

On August 29, 2013 the Company issued 30,000,000 shares of common stock to a related party with a value of $1,350,000 ($0.045 per share) for accrued compensation.

On September 30, 2013 the company issued a five year, non-interest bearing convertible note to the Mark Taggatz for $545,356 for the outstanding balance of accrued salary. The holder has the right at any time prior to maturity to convert the note to common stock at par value ($0.005) up to five percent of the outstanding shares of common stock of the Company at the date of conversion. This note is deemed to have a beneficial conversion feature with the fair value exceeding the value of the note. A discount was recorded for the full amount of the note that will be amortized in a straight line over five years

On September 30, 2013 the company issued a five year, non-interest bearing convertible note to the Mark Taggatz for $180,994 for the outstanding balance of advances to the Company. The holder has the right at any time prior to maturity to convert the note to common stock at par value ($0.005) up to five percent of the outstanding shares of common stock of the Company at the date of conversion. This note is deemed to have a beneficial conversion feature with the fair value exceeding the value of the note. A discount was recorded for the full amount of the note that will be amortized in a straight line over five years.

On September 30, 2013 the company issued a five year, non-interest bearing convertible note to the Sani Dri, Inc for $168,000 for the outstanding balance of accrued rent. The holder has the right at any time prior to maturity to convert the note to common stock at par value ($0.005) up to five percent of the outstanding shares of common stock of the Company at the date of conversion. This note is deemed to have a beneficial conversion feature with the fair value exceeding the value of the note. A discount was recorded for the full amount of the note that will be amortized in a straight line over five years. Mark Taggatz is the President and shareholder of Sani Dri, Inc.

On September 30, 2013 the company issued a five year, non-interest bearing convertible note to Ozone Safe Foods, Inc. for $19,963 for the outstanding balance of advances to the Company. The holder has the right at any time prior to maturity to convert the note to common stock at par value ($0.005) up to five percent of the outstanding shares of common stock of the Company at the date of conversion. This note is deemed to have a beneficial conversion feature with the fair value exceeding the value of the note. A discount was recorded for the full amount of the note that will be amortized in a straight line over five years. Mark Taggatz is the President and shareholder of Sani Dri, Inc.

The maturity date and aggregate amount of the notes due on that date is as follows:

Date of Maturity	Amount
September 30, 2018	545,356
September 30, 2018	180,994
September 30, 2018	168,000
September 30, 2018	19,963
Total	914,313

NOTE 7: INTEREST EXPENSE

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247. The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance totaling $72,608 and $60,568 as of September 30, 2013 and 2012 respectively. (See Note 8: Commitments and Contingencies)

NOTE 8: COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of September 30, 2013, $177,247 for the judgment plus accrued interest of $72,608 has been accrued by the Company for a total liability of $249,855.

NOTE 9: SUBSEQUENT EVENTS

During August 2013 The Company issued a $20,000 non-interest bearing note which matures on August 7, 2016. The note is convertible to common stock of the company at the average trailing 10 day closing price of the Company common stock prior to conversion. At no time may the note holder convert so their conversion amount is not greater than Five percent (5%) of the outstanding shares of the Company.

