Form 10-Q
period 2013-12-31
AQUENTIUM INC
filed 2014-10-27
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From transition period from _____________ to_____________

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

As of October 24, 2014, the registrant had 93,457,403 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended December 31, 2013 and 2012 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended December 31, 2013, are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	September 30,
	2013	2013
	(Unaudited)	(Audited)
ASSETS

Total current assets	$--	$--

Total assets	$--	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$46,361	$42,315
Accrued interest	75,618	72,608
Accrued expense- litigation	177,247	177,247
Total current liabilities	299,226	292,170

Long term liabilities
Convertible Note payable- related party	979,113	914,313
Debt discount	(933,398)	(914,313)

Total liabilities	344,941	292,170

Stockholders’ deficit
Preferred shares, par value $0.00001 10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005 authorized 100,000,000 shares, issued and outstanding 93,457,403 as December 31, 2013 and September 30, 2013, respectively	467,287	467,287
Additional paid-in capital	3,239,084	3,174,284
Accumulated deficit	(4,051,312)	(3,933,741)
Total stockholders’ deficit	(344,941)	(292,170)

Total liabilities and stockholders’ deficit	$--	$--

 The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months
	Ended December 31,
	2013	2012
Expense
Officer compensation	60,000	60,000
Other general and administrative expenses	8,846	17,416

Loss from operations	(68,846)	(67,416)

Other income (expense)
Interest expense	(48,725)	(3,010)

Total other income (expense)	(48,725)	(3,010)

Net loss	$(117,571)	$(70,426)
Loss per common share
Basic	$(0.00)	$(0.00)

Basic weighted average number
of common shares outstanding	93,457,403	56,957,403

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended December 31,
	2013		2012
Cash Flows From Operating Activities:
Net loss		$(117,571)	$(70,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued compensation and rent converted to convertible note payable		64,800	--
Debt discount		45,715	--
Changes in operating assets and liabilities:
Accounts payable		4,046	5,255
Accrued interest		3,010	3,010
Prepaid		--	1,600
Salaries payable-related party		--	60,000

Net cash used in operating activities		--	(561)

Net increase in cash		--	(561)
Cash at beginning of period		--	626
Cash at end of period		$--	$65

Supplemental Cash Flows Disclosure
Cash paid for interest	$	---	$--
Cash paid for income tax	$	---	$--

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Aquentium, Inc. (a Delaware corporation) is a diversified holding company. Its holdings include a solar energy company for solar farms, residential and commercial buildings (Aquentium Solar, Inc.), a company for research and development of algae energy projects, (New American Energy, Inc.), a Waste-To-Energy company for the development of waste-to-energy projects and recycling systems (Environmental Waste Management, Inc.), a housing company for the development of emergency and re-deployable housing structures (H.E.R.E. International, Inc.), an early-stage entertainment company that for the development of motion pictures, music, print publications, and consumer products (Canby Group, Inc.), and (Aquentium De Mexico) for any housing, energy, and water treatment business done in the Country of Mexico. The subsidiaries were not active during the period ending December 31, 2013.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2013, filed with the SEC in October 15, 2014 (“Annual Report”). In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2014.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $4,051,312 and had no revenues to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on September 30.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aquentium, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Recent Accounting Pronouncements

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. The Company early adopted this standard for the period covered by the report

NOTE 4 - RELATED PARTY TRANSACTIONS

The President and CEO of the Company accrued compensation of $60,000 and rent expense of $4,800 during the three month period ended December 31, 2013. On December 31, 2013 the Company issued a five year convertible note for the accrued compensation and accrued rent as described below.

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

On December 31, 2013 the company issued a five year, non-interest bearing convertible note to the Mark Taggatz for $64,800 for the outstanding balance of accrued salary and accrued rent. The holder has the right at any time prior to maturity to convert the note to common stock at par value ($0.005) up to five percent of the outstanding shares of common stock of the Company at the date of conversion. This note is deemed to have a beneficial conversion feature with the fair value exceeding the value of the note. A discount was recorded for the full amount of the note that will be amortized in a straight line over five years.

The following table sets out the unamortized debt discount for each note for the period ended December 31, 2013.

		Unamortized Debt Discount
Date of Note	Amount of Note	December 31, 2013	September 30, 2013
September 30, 2013	$545,356	$518,088	$545,356
September 30, 2013	180,994	171,944	180,994
September 30, 2013	168,000	159,600	168,000
September 30, 2013	19,963	18,966	19,963

As of September 30, 2013	914,313	--	914,313

December 31, 2013	64,800	64,800	--

As of December 31, 2013	$979,113	$933,398	--

The loan payments over the next five years are as follows:

December 31, 2014	$-
December 31, 2015	-
December 31, 2016	-
December 31, 2017	-
December 31, 2018	979,113

Total	$979,113

NOTE 5 - ACCRUED INTEREST

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247. The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the three month period ended December 31, 2013 the Company accrued interest of $3,010 for the outstanding judgment resulting in total interest accrued as of December 31, 2013 of $75,618. (See Note 6: Commitments and Contingencies)

NOTE 6- COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of December 31, 2013, $177,247 for the judgment plus accrued interest of $75,618 has been accrued by the Company for a total liability of $252,865.

NOTE 7 - LEASE AGREEMENT

On September 30, 2013 the Company entered into a month to month lease with the CEO of the Company. Under the terms of the lease the Company pays $1,600 per month in rent for its space.

NOTE 8 - SUBSEQUENT EVENT

On August 7, 2014 the Company issued a convertible non-interest bearing note for $20,000. Under the terms of the note the holder at their option may convert all or part of the note into common stock of the Company at the average 10 trailing closing pride of the Company’s common stock. At no time can the note holder convert more than an amount greater than 5% of the total outstanding shares of common stock of the Company at the time of conversion.

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

Liquidity and Capital Resources

As of December 31, 2013, we had an accumulated deficit of $4,051,312. We recorded a net loss of $117,571 for the three months ending December 31, 2013 and $70,426 for the same period in 2012. The loss in the period ended December 31, 2013 was greater due to the debt discount being amortized in to interest expense of $45,715 in 2013 compared to none in 2012. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $299,226 as of December 31, 2013 compared to a negative $292,170 as of September 30, 2013. Cash used in operations was zero during the period ending December 31, 2013 compared to $65 during the same period in 2012.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements. During the three month period ended December 31, 2013 our President accrued rent of $4,800 and compensation of $60,000, both converted to a 5 year convertible note. We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

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

Results of Operations

We recorded no revenue in the three months ending December 31, 2013 and 2012. The general and administrative expense increased during the three months ended December 31, 2013 to $68,846 compared to $67,416 for the same period in 2012. Other expense for the three months ended December 31, 2013 and 2012 were related to interest expense due the amortization of debt discount to interest of $45,715 and $3,010 due to a legal settlement. Interest expense totaled $48,715 for the three months ended December 31, 2013 compared to $3,010 in 2012. Management anticipates net losses will continue over the next two to three years as we develop our operations.

Off-Balance Sheet Arrangements

None

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California. We subleased portions of this building and received rental income from the subleases. Due to a dispute with the landlord of the Tennant Desert property in August 2007, we moved to a new office. As a result of the legal action brought by the landlord, a judgment was filed against Aquentium and we have recognized an accrued a liability of $177,247, plus interest of $75,618 for a total of $252,865 related to the judgment awarded to the landlord of the Tennant Desert property.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and based on that evaluation he concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2013 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Aquentium’s risk factors as previously disclosed in our most recent 10-K filing for the year ending September 30, 2013.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

ITEM 6: EXHIBITS

No.	Description
31.1	Chief Executive Officer and Chief Financial Officer Certification

32.1	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

AQUENTIUM, INC.

Date: October 24, 2014	By:	/s/ Mark T. Taggatz
Mark T. Taggatz
President, Chief Executive Officer
Principal Financial and Accounting Officer

