Form 10-Q
period 2014-03-31
AQUENTIUM INC
filed 2014-10-27
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month period ended March 31, 2014 and 2013 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended March 31, 2014, are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	September 30,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$209	$--

Total current assets	$209	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$46,337	$42,315
Accrued interest	78,628	72,608
Accrued expense- litigation	177,247	177,247
Total current liabilities	302,212	292,170

Long term liabilities
Convertible Note payable- related party	1,043,838	914,313
Debt discount	(949,166)	(914,313

Total liabilities	396,884	292,170

Stockholders’ deficit
Preferred shares, par value $0.00001 10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005 authorized 100,000,000 shares, issued and outstanding 93,457,403 as
March 31, 2014 and September 30, 2013, respectively	467,287	467,287
Additional paid-in capital	3,303,809	3,174,284
Accumulated deficit	(4,167,771)	(3,933,741)
Total stockholders’ deficit	(396,675)	(292,170)

Total liabilities and stockholders’ deficit	$209	$--

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
Expense
Officer compensation	$60,000	$60,000	$120,000	$120,000
Selling, general and administrative expenses	$4,492	$36,757	$13,339	$40,973

Loss from operations	(64,492)	(96,757)	(133,339)	(160,793)

Other income (expense)
Interest expense	(52,046)	(3,010)	(100,691)	(6,020)

Total other income (expense)	(52,046)	(3,010)	(100,691)	(6,020)

Net loss	$(116,538)	$(99,767)	$(234,030)	$(166,933)
Loss per common share Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of common shares outstanding	93,457,403	57,385,974	93,457,403	57,266,227

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(234,030)	$(166,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	--	25,000
Accrued compensation and rent converted to a convertible note payable	129,525	-
Debt discount	94,672	--
Changes in operating assets and liabilities:
Accounts payable	4,022	1,724
Accrued interest	6,020	6,020
Prepaid	--	3,200
Salaries payable-related party	--	120,000

Net cash provided (used) in operating activities	209	(11,049)

Cash Flows From Financing Activities:
Common stock issued for cash	--	50,000
Advances – related party	--	1,600

Net cash provided by financing activities	--	51,600

Net increase in cash	209	40,551
Cash at beginning of period	--	626
Cash at end of period	$209	$41,177

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Aquentium, Inc. (a Delaware corporation) is a diversified holding company. Its holdings include a solar energy company for solar farms, residential and commercial buildings (Aquentium Solar, Inc.), a company for research and development of algae energy projects, (New American Energy, Inc.), a Waste-To-Energy company for the development of waste-to-energy projects and recycling systems (Environmental Waste Management, Inc.), a housing company for the development of emergency and re-deployable housing structures (H.E.R.E. International, Inc.), an early-stage entertainment company that for the development of motion pictures, music, print publications, and consumer products (Canby Group, Inc.), and (Aquentium De Mexico) for any housing, energy, and water treatment business done in the Country of Mexico. The subsidiaries were not active during the period ending March 31, 2014.

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $4,167,771 and had no revenues to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. The Company early adopted this standard for the period covered by the report.

NOTE 4 - RELATED PARTY TRANSACTIONS

The President and CEO of the Company accrued compensation of $60,000 and $120,000 and rent expense of $4,725 and 9,325 during the three and six month period ended March 31, 2014. At the end of each quarter the Company issued five year convertible notes for the accrued compensation and accrued rent to the officer. The terms of the convertible notes are described below.

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

On March 31, 2014 the company issued a five year, non-interest bearing convertible note to the Mark Taggatz for $64,725 for the outstanding balance of accrued salary and accrued rent. The holder has the right at any time prior to maturity to convert the note to common stock at par value ($0.005) up to five percent of the outstanding shares of common stock of the Company at the date of conversion. This note is deemed to have a beneficial conversion feature with the fair value exceeding the value of the note. A discount was recorded for the full amount of the note that will be amortized in a straight line over five years.

The following table sets out the unamortized debt discount for each note for the period ended March 31, 2014.

		Unamortized Debt Discount
Date of Note	Amount of Note	March 31, 2014	September 30, 2013
September 30, 2013	$545,356	$490,820	$545,356
September 30, 2013	180,994	162,894	180,994
September 30, 2013	168,000	151,200	168,000
September 30, 2013	19,963	17,967	19,963

As of September 30, 2013	914,313	--	914,313

December 31, 2013	64,800	61,560	--
March 31, 2014	64,725	64,725	--

As of March 31, 2014	$1,043,838	$949,166	--

The loan payments over the next five years are as follows:

March 31, 2014	$-
March 31, 2015	-
March 31, 2016	-
March 31, 2017	-
March 31, 2018	1,043,438

Total	$1,043,438

NOTE 5 - ACCRUED INTEREST

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247. The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the six month period ended March 31, 2014 the Company accrued interest of $6,020 for the outstanding judgment resulting in total interest accrued as of March 31, 2014 of $78,628. (See Note 6: Commitments and Contingencies)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of March 31, 2014, $177,247 for the judgment plus accrued interest of $78,628 has been accrued by the Company for a total liability of $255,875.

NOTE 7 - LEASE AGREEMENT

On September 30, 2013 the Company entered into a month to month lease with the CEO of the Company. Under the terms of the lease the Company pays $1,600 per month in rent for its space. On March 15, 2014 the lease was terminated. On March 15, 2014 the Company entered into a new lease with the officer and director of the Company. The term of new lease is for 12 months with rent at $1,050 per month. If the lease is not laid in cash on a monthly basis, the lease holder may elect to be paid in stock.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

As of March 31, 2014, we had an accumulated deficit of $4,167,771. We recorded a net loss of $ 116,538 and $234,030 for the three and six months ending March 31, 2014 and $99,767 and $166,933 for the same periods in 2013. The loss in the period ended March 31, 2014 was greater to the debt discount being amortized to interest expense in the amount of $94,672 in 2014 compared to none in 2013. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $302,003 as of March 31, 2014 compared to a negative $ 292,170 as of September 30, 2013. Cash provided by operations was $209 during the period ending March 31, 2014 compared to cash used in operations of $11,049 during the same period in 2013. Funds provided from financing activities was zero in 2014 and $51,600 in the same period in 2013.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements. During the three month period ended March 31, 2014 our President accrued rent of $4,725 and compensation of $60,000, which was converted into a five year convertible note. We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

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

Results of Operations

We recorded no revenue in the three and six months ending March 31, 2014 and 2013. The general and administrative expense during the three and six months ended March 31, 2014 was $64,492 and $133,339 compared to $$96,757 and $160,973 for the same periods in 2013. Other expense for the three and six months ended March 31, 2014 and 2013 were related interest expense due the amortization of the debt discount to interest for $49,036 and $94,672 plus $3,010 and $6,020 due to a legal settlement. Interest expense totaled $52,046 and $100,691 for the three and six months periods ended March 31, 2014 compared to $3,010 and $6,020 in the same periods in 2013. Management anticipates net losses will continue over the next two to three years as we develop our operations.

Off-Balance Sheet Arrangements

None

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California. We subleased portions of this building and received rental income from the subleases. Due to a dispute with the landlord of the Tennant Desert property in August 2007, we moved to a new office. As a result of the legal action brought by the landlord, a judgment was filed against Aquentium and we have recognized an accrued a liability of $177,247, plus interest of $78,628 for a total of $255,875 related to the judgment awarded to the landlord of the Tennant Desert property.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES.

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

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to Aquentium’s risk factors as previously disclosed in our most recent 10-K filing for the year ending September 30, 2013.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

None

ITEM 5: OTHER INFORMATION.

ITEM 6: EXHIBITS.

Exhibit No.	Description
31.1	Chief Executive Officer and Chief Financial Officer Certification

32.1	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

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

