Form 10-Q
period 2014-06-30
AQUENTIUM INC
filed 2014-10-27
CIK 918997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the nine months period ended June 30, 2014 and 2013 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months period ended June 30, 2014, are not necessarily indicative of results to be expected for any subsequent period. Our year end is September 30.

AQUENTIUM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$164	$--
Total current assets	164	--

Total assets	$164	$--

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$32,872	$42,315
Accrued interest	81,638	72,608
Note payable	8,000	--
Accrued expense- litigation	177,247	177,247
Total current liabilities	299,757	292,170

Long term liabilities
Convertible Notes payable - related party	1,107,988	914,313
Debt discount	(961,124)	(914,313)

Total liabilities	446,620	292,170

Stockholders’ deficit
Preferred shares, par value $0.00001
10,000,000 authorized; none issued and outstanding	--	--
Common stock, par value $0.005 authorized 100,000,000 shares, issued and outstanding 93,457,403 as June 30, 2014 and September 30, 2013, respectively	467,287	467,287
Additional paid-in capital	3,367,959	3,174,284
Accumulated deficit	(4,281,702)	(3,933,741)
Total stockholders’ deficit	(446,456)	(292,170)

Total liabilities and stockholders’ deficit	$164	$--

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Expense
Officer Compensation	$60,000	$60,000	$180,000	$180,000
Selling, general and administrative expenses	6,865	21,279	20,204	62,251

Loss from operations	(66,865)	(81,279)	(200,204)	(242,251)

Other income (expense)
Debt forgiveness on settlement of debt	8,135	--	8,135	--
Interest expense	(55,282)	(3,010)	(155,893)	(9,030)

Total other income (expense)	(47,147)	(3,010)	(147,758)	(9,030)

Net loss	$(114,013)	$(94,289)	(348,962)	(251,281)
Loss per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of common shares outstanding	93,457,403	57,385,974	93,457,403	57,266,227

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(348,962)	$(251,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	--	25,000
Accrued compensation and rent converted to a convertible note payable	193,675	--
Debt discount	146,864	--
Changes in operating assets and liabilities:
Accounts payable	(9,443)	2,666
Accrued interest	9,030	9,030
Prepaid	--	3,200
Salaries payable-related party	--	180,000

Net cash used in operating activities	(7,836)	(31,385)

Cash Flows From Financing Activities:
Common stock issued for cash	--	50,000
Advances – related party	--	(8,603)
Advance on loan payable	8,000	--

Net cash provided by financing activities	8,000	41,397

Net increase in cash	164	10,012
Cash at beginning of period	--	626
Cash at end of period	$164	$10,638

The accompanying notes are an integral part of the consolidated financial statements.

AQUENTIUM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Aquentium, Inc. (a Delaware corporation) is a diversified holding company. Its holdings include a solar energy company for solar farms, residential and commercial buildings (Aquentium Solar, Inc.), a company for research and development of algae energy projects, (New American Energy, Inc.), a Waste-To-Energy company for the development of waste-to-energy projects and recycling systems (Environmental Waste Management, Inc.), a housing company for the development of emergency and re-deployable housing structures (H.E.R.E. International, Inc.), an early-stage entertainment company that for the development of motion pictures, music, print publications, and consumer products (Canby Group, Inc.), and (Aquentium De Mexico) for any housing, energy, and water treatment business done in the Country of Mexico. The subsidiaries were not active during the period ending June 30, 2014.

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

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2013.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $4,281,702 and had no revenues to cover its operating costs. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company has elected a fiscal year ending on September 30.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aquentium. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

The President and CEO of the Company accrued compensation of $60,000 and $180,000 and rent expense of $4,150 and $13,475 and during the three and nine month period ended June 30, 2014. At the end of each quarter the Company issued five year convertible notes for the accrued compensation and accrued rent to the officer. The terms of the convertible notes are described below.

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

On June 30, 2014 the company issued a five year, non-interest bearing convertible note to the Mark Taggatz for $64,150 for the outstanding balance of accrued salary and accrued rent. The holder has the right at any time prior to maturity to convert the note to common stock at par value ($0.005) up to five percent of the outstanding shares of common stock of the Company at the date of conversion. This note is deemed to have a beneficial conversion feature with the fair value exceeding the value of the note. A discount was recorded for the full amount of the note that will be amortized in a straight line over five years.

The following table sets out the unamortized debt discount for each note for the period ended June 30, 2014.

		Unamortized Debt Discount
Date of Note	Amount of Note	June 30, 2014	September 30, 2013
September 30, 2013	$545,356	$463,552	$545,356
September 30, 2013	180,994	153,844	180,994
September 30, 2013	168,000	142,800	168,000
September 30, 2013	19,963	16,969	19,963

As of September 30, 2013	914,313	--	914,313

December 31, 2013	64,800	58,320	--
March 31, 2014	64,725	61,489	--
June 30, 2014	64,150	64,150	-

As of June 30, 2014	$1,107,988	$961,124	--

The loan payments over the next five years are as follows:

June 30, 2014	$-
June 30, 2015	-
June 30, 2016	-
June 30, 2017	-
June 30, 2018	1,107,988

Total	$1,107,988

NOTE 5 - ACCRUED INTEREST

As a result of arbitration during the fiscal year 2007, a former landlord was awarded a judgment against the Company totaling $177,247. The Company is accruing interest on the judgment at an annual rate of seven percent on the outstanding balance. During the three month period ended June 30, 2014 the Company accrued interest of $3,010 for the outstanding judgment resulting in total interest accrued as of June 30, 2014 of $81,638. (See Note 6: Commitments and Contingencies)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

The Company is a plaintiff in suits against the individual sub-tenants pertaining to rent withheld by the sub-tenants. No determination of these cases has been concluded. As of June 30, 2014, $177,247 for the judgment plus accrued interest of $81,638 has been accrued by the Company for a total liability of $258,885.

NOTE 7 - LEASE AGREEMENT

On September 30, 2013 the Company entered into a month to month lease with the CEO of the Company. Under the terms of the lease the Company pays $1,600 per month in rent for its space.

On March 15, 2014 the Company terminated its lease and entered into a new 12 month lease with the CEO. The rent on the new lease is $1,050 per month.

NOTE 8 - NOTE PAYABLE

During the period ending June 30, 2014 the Company received an advance of $8,000. The loan is non-interest bearing and matures on August 7, 2014.

NOTE 9 - SUBSEQUENT EVENT

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

Liquidity and Capital Resources

As of June 30, 2014, we had an accumulated deficit of $4,281,702. We recorded a net loss of $ 114,013 and $ 348,962 for the three and nine months ending June 30, 2014 and $94,289 and $251,281 for the same periods in 2013. The loss in the period ended June 30, 2014 was greater due to the debt discount being amortized to interest expense in the amount of $55,282 and $146,864 for the three and nine months periods in 2014 compared to none in 2013. Based on these numbers there is substantial doubt that we can continue as a going concern unless we obtain external funding. Management plans to continue limited operations until we obtain additional funding to expand our operations.

Working capital is a negative $299,593 as of June 30, 2014 compared to a negative $ 292,170 as of September 30, 2013. Cash used in operations was $7,836 during the nine months period ending June 30, 2014 compared to $31,385 during the same period in 2013. Funds provided from financing activities were $8,000 for the nine months period ended June 30, 2014 and 41,397 in 2013.

During the past two fiscal years we have relied primarily on related party advances and loans and the issuance of our common stock to satisfy our cash requirements. During the three and nine month period ended June 30, 2014 our President accrued rent of $6,150 and $13,475 and compensation of $60,000 and $180,000, respectively. At the end of each quarter the accrued expenses were converted to five year convertible notes. We anticipate that Mr. Taggatz or our affiliates may provide advances in the future; however, we have not entered into written agreements with any person and, therefore, no one is obligated to provide advances to us.

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

Results of Operations

We recorded no revenue in the three and nine month periods ending June 30, 2014 and 2013. The general and administrative expense decreased during the three and nine months periods ended June 30, 2014 from $66,865 and $200,204 compared to $81,279 and $242,251 for the same periods in 2013. Other expense for the three and nine months periods ended June 30, 2014 and 2013 were related to interest expense of $55,282 and $155,893 due to the amortization of debt discount to interest of $52,192 and $146,864 offset by settlement of debt income of $8,135. Management anticipates net losses will continue over the next two to three years as we develop our operations.

Off-Balance Sheet Arrangements

None

Commitments and Contingent Liabilities

Prior to the 2007 year, we leased the Tennant Desert property in North Palm Springs, California. We subleased portions of this building and received rental income from the subleases. Due to a dispute with the landlord of the Tennant Desert property in August 2007, we moved to a new office. As a result of the legal action brought by the landlord, a judgment was filed against Aquentium and we have recognized an accrued a liability of $177,247, plus interest of $81,638 for a total of $258,885 related to the judgment awarded to the landlord of the Tennant Desert property.

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

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

There have been no material changes to Aquentium's risk factors as previously disclosed in our most recent 10-K filing for the year ending September 30, 2013.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

None

ITEM 5: OTHER INFORMATION

ITEM 6. EXHIBITS

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

